Form 10-Q
period 1995-09-30
INLAND MORTGAGE INVESTORS FUND LP II
filed 1995-11-13
CIK 808434

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from____________________to____________________


                           Commission File #0-16783


                    Inland Mortgage Investors Fund, L.P.-II
            (Exact name of registrant as specified in its charter)



            Delaware                                  #36-3495248
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)



         2901 Butterfield Road, Oak Brook, Illinois           60521
          (Address of principal executive office)           (Zip Code)


       Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                    --     ---

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                                Balance Sheets

                   September 30, 1995 and December 31, 1994
                                  (unaudited)

                                    Assets
                                    ------
                                                        1995          1994
                                                    -----------   -----------
Cash and cash equivalents (Note 1)................  $   208,948       239,469
Accrued interest receivable.......................       45,382        51,224
Due from Affiliate................................       14,508          -
Mortgage loans receivable (Note 3)................    3,388,132     3,628,829
                                                    -----------   -----------
    Total assets..................................  $ 3,656,970     3,919,522
                                                    ===========   ===========


                       Liabilities and Partners' Capital
                       ---------------------------------

Liabilities:
  Accounts payable................................          506           451
  Due to affiliates (Note 2)......................        2,450           200
  Distribution payable (Note 4)...................       87,659          -
  Unearned income (Note 1)........................        6,173         7,458
                                                    -----------   -----------
    Total liabilities.............................       96,788         8,109
                                                    -----------   -----------

Partners' capital (Notes 1, 2 and 4):
  General Partner:
    Capital contribution..........................          500           500
    Cumulative net income.........................      242,153       233,589
    Supplemental Capital Contribution.............       23,562        15,451
    Supplemental distributions to Limited Partners      (23,562)      (15,451)
    Cumulative cash distributions.................     (240,740)     (232,176)
                                                    -----------   -----------
                                                          1,913         1,913
                                                    -----------   -----------
  Limited Partners:
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............    8,315,526     8,315,526
    Cumulative net income.........................    5,020,868     4,788,301
    Supplemental Capital Contributions from
      General Partner.............................       23,562        15,451
    Cumulative cash distributions.................   (9,801,687)   (9,209,778)
                                                    -----------   -----------
                                                      3,558,269     3,909,500
                                                    -----------   -----------
    Total Partners' capital.......................    3,560,182     3,911,413
                                                    -----------   -----------
Total liabilities and Partners' capital...........  $ 3,656,970     3,919,522
                                                    ===========   ===========

                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                            Three months        Nine months
                                                ended             ended
                                            September 30,      September 30,
                                           ---------------    ----------------
                                             1995    1994      1995     1994
                                           -------  ------    -------  -------
Income:
  Interest and fees on mortgage
    loans receivable (Notes 1 and 3).....  $89,665  78,317    278,705  289,280
  Interest on investments................    6,794   6,439     17,542   12,492
                                           -------  ------    -------  -------
                                            96,459  84,756    296,247  301,772
                                           -------  ------    -------  -------
Expenses:
  Professional services to
    Affiliates...........................    3,773   2,690     10,900   11,858
  Professional services to
    non-affiliates.......................     --       946     20,685   20,688
  General and administrative
    expenses to Affiliates...............    5,794   7,339     18,639   22,840
  General and administrative
    expenses to non-affiliates...........      980    (111)     4,892    4,335
                                           -------  ------    -------  -------
                                            10,547  10,864     55,116   59,721
                                           -------  ------    -------  -------
    Net income...........................  $85,912  73,892    241,131  242,051
                                           =======  ======    =======  =======
Net income allocated to:
  General Partner........................     --      --        8,564   10,149
  Limited Partners.......................   85,912  73,892    232,567  231,902
                                           -------  ------    -------  -------
    Net income...........................  $85,912  73,892    241,131  242,051
                                           =======  ======    =======  =======
Net income allocated to the one
  General Partner Unit...................  $  --      --        8,564   10,149
                                           =======  ======    =======  =======
Net income per Limited Partner Unit
  (18,776.32 for 1995 and 1994)..........  $  4.58    3.94      12.39    12.35
                                           =======  ======    =======  =======


                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)



                                                        1995          1994
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   241,131       242,051
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................       5,842        (2,319)
      Due from Affiliates.........................      (6,397)         -
      Accounts payable............................          55          (467)
      Due to Affiliates...........................       2,250            33
      Unearned income.............................      (1,285)          927
                                                   ------------  -------------

Net cash provided by operating activities.........     241,596       240,225
                                                   ------------  -------------

Cash flows from investing activities:
  Principal payments collected....................     240,697       757,042
                                                   ------------  -------------

Net cash provided by investing activities.........     240,697       757,042
                                                   ------------  -------------

Cash flows from financing activities:
  Distributions paid..............................    (512,814)   (1,067,121)
                                                   ------------  -------------

Net cash used in financing activities.............    (512,814)   (1,067,121)
                                                   ------------  -------------

Net decrease in cash and cash equivalents.........     (30,521)      (69,854)
Cash and cash equivalents at beginning of period..     239,469       284,299
                                                   ------------  -------------

Cash and cash equivalents at end of period........ $   208,948       214,445
                                                   ============  =============

Supplemental schedule of non-cash investing and financing activities:

  Supplemental Capital Contribution receivable
    from General Partner.......................... $     8,111          -
                                                   ============  =============

  Accrued distributions payable................... $    87,659          -
                                                   ============  =============






                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1995
                                  (unaudited)



Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund, L.P.-II (the "Partnership"), was formed on December 24, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act to make or acquire loans collateralized by mortgages on improved, income producing properties. On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, not including the General Partner's contribution of $500 for one Unit. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner.

Offering costs have been offset against the Limited Partners' capital accounts.

Loan assumption fees received are deferred as unearned income and amortized as yield adjustments on a straight-line basis over the remaining life of the related loan.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates market.

The Partnership sold participations in mortgage receivables which may yield the Partnership a return which is greater than the return based on the stated interest rate of the instrument. The differential between the stated rate and the interest rate paid to the participant is recognized as income over the term of the mortgage loan.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)



In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations. Interim periods are not necessarily indicative of results to be expected for the year.

(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,450 and $200 remained unpaid at September 30, 1995 and December 31, 1994, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage receivables balance of the Partnership. Such fees of $6,872 and $7,473 for the nine months ended September 30, 1995 and 1994, respectively, have been incurred and are included in general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at September 30, 1995 is $23,562, of which $8,111 is included in due from Affiliates.

Due from Affiliates includes $6,397 receivable from another partnership sponsored by the General Partner for a remittance adjustment on the mortgage loan receivable which is participated between the two partnerships.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)



(3) Mortgage Loans Receivable

Mortgage loans receivable are collateralized by first mortgages and wrap mortgages on multi-family residential properties located in Chicago, Illinois or its surrounding metropolitan area, except for the Evanston, Illinois loan which is a multi-use retail and office building and the Richton Park loan which is a shopping mall. As additional collateral, the Partnership will hold assignments of rents and leases or personal guarantees of the borrowers. Generally, the mortgage notes are payable in equal monthly installments based on 20 or 30 year amortization periods.

In June 1995, the borrower on the loan collateralized by the property located at 7432 Washington made a partial paydown on the mortgage. The Partnership received $9,343, its proportionate share of the total paydown.

In July 1995, the loan  collateralized  by  the property located at 9716-18 and
9806-12  Mayline  was  prepaid  by  the  borrower.    The  Partnership received
$200,704, its proportionate share of the total prepayment.

In July 1995, the borrower on the loan collateralized by the property located at 7432 Washington made an additional partial paydown on the mortgage. The Partnership received $6,857, its proportionate share of the total paydown.

(4) Subsequent Events

In October 1995, the Partnership paid a distribution of $87,659 to the Limited Partners, of which $7,394 was repayment proceeds, $8,111 was a Supplemental Capital Contribution from the General Partner and the remainder was net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, which does not include the General Partner's contribution of $500 for one Unit. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of September 30, 1995, cumulative distributions to Limited Partners totaled $9,801,687. Mortgage receivables totaling $5,708,855 have been repaid by borrowers, of which $966,160 was re-lent, $4,736,358 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At  September  30,  1995,  the   Partnership  had  cash  and  cash  equivalents
aggregating $208,948, which will be utilized for future distributions to partners and for working capital requirements.

The source of future liquidity and distributions is to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that these sources are insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

Results of Operations

Interest income on mortgage loans receivable decreased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to the partial payoff of the loan collateralized by the Richton Park Shopping Center in June 1994, the payoff of the loan collateralized by the property located at 9716-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995. This decrease was partially offset as interest rates on approximately 65% of the mortgage loan receivable portfolio adjusted upward in late 1994 and early 1995 reflecting market conditions. The increase in interest income on mortgage loans receivable for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994, is due to the increase in interest rates.

The decrease in professional services to Affiliates for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due a decrease in accounting fees paid to Affiliates.

The decrease in general and administrative expenses to Affiliates for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due to decreases in mortgage servicing fees, data processing and investor service expenses.


                                    PART II

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND MORTGAGE INVESTORS FUND, L.P.-II

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1995



                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 13, 1995



                            By:   Cynthia M. Hassett
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1995