Form 10-K405
period 1995-12-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1996-04-01
CIK 808434

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission file #0-16783

                    Inland Mortgage Investors Fund, L.P.-II
            (Exact name of registrant as specified in its charter)

       Delaware                                        36-3495248
(State of organization)                  (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois               60521
 (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:  708-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
       None                                              None

       Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated February 10, 1987, as supplemented to date and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                               TABLE OF CONTENTS



                                   Part I                                 Page
                                   ------                                 ----

  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   3

  Item  4. Submission of Matters to a Vote of Security Holders...........   3


                                    Part II
                                    -------

  Item  5. Market for the Partnership's Limited Partnership Units
           and Related Security Holder Matters...........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   6

  Item  8. Financial Statements and Supplementary Data...................   8

  Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................  21


                                   Part III
                                   --------

  Item 10. Directors and Executive Officers of the Registrant............  21

  Item 11. Executive Compensation........................................  26

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................  27

  Item 13. Certain Relationships and Related Transactions................  27


                                    Part IV
                                    -------

  Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...................................................  28


  SIGNATURES.............................................................  29

                                    PART I



Item 1.  Business

The Registrant, Inland Mortgage Investors Fund, L.P.-II (the "Partnership"), was formed on December 24, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act. On February 10, 1987, the Partnership commenced an offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged solely in the business of making and acquiring loans collateralized by mortgages on improved, income producing properties. As of December 31, 1995, the Partnership made and acquired fifteen mortgage loans in or near Chicago, Illinois. The loans are being serviced by Inland Mortgage Servicing Corporation, a subsidiary of the General Partner. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1995.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note (3) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

Item 2.  Properties


The Registrant owns no real properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1995.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, there were 789 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan", page 19 and pages 41-42, respectively, of the Prospectus of the Partnership dated February 10, 1987, which is incorporated herein by reference.

Item 6.  Selected Financial Data


                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

              (not covered by Report of Independent Accountants)


                            1995        1994      1993       1992        1991
                            ----        ----      ----       ----        ----

Total assets........... $ 3,660,678  3,919,522  4,725,413  5,332,066  7,898,981
                        =========== ========== ========== ========== ==========

Total income........... $   397,275    407,501    478,280    828,210    955,772
                        =========== ========== ========== ========== ==========

Net income............. $   331,245    337,951    410,547    754,132    874,340
                        =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit......... $    12,782     10,149     21,332     33,637     42,104
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited Partner
  Unit (b)............. $    16.96       17.46      20.73      38.37      44.32
                        =========== ========== ========== ========== ==========

Distributions to Limited
  Partners from:
Operations.............    331,076     375,976    429,753    690,951    854,116
Repayment proceeds.....    260,833     768,027    562,984  2,592,104    617,198
                        ---------- ----------- ---------- ---------- ----------
                        $  591,909   1,144,003    992,737  3,283,055  1,471,314
                        =========== ========== ========== ========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations.............      17.63       20.02      22.89      36.80      45.49
Repayment proceeds.....      13.89       40.91      29.98     138.05      32.87
                        ---------- ----------- ---------- ---------- ----------
                        $    31.52       60.93      52.87     174.85      78.36
                        =========== ========== ========== ========== ==========


  (a) The above selected financial data should be read in conjunction with the financial statements and related notes and management's discussion (Items 7 and 8) appearing elsewhere in this Annual Report.

  (b) The net income per Unit and distributions per Unit are based upon the weighted average number of Units outstanding of 18,776.32.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988 with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of December 31, 1995 cumulative distributions to Limited Partners totaled $9,801,687. A total of $5,725,926 of mortgage receivables has been repaid by borrowers, of which $966,160 has been reloaned and $4,753,429 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to the working capital reserve.

The source of future liquidity and distributions is expected to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short term financing.

As of December 31, 1995, the Partnership had cash and cash equivalents of $251,654. The Partnership intends to use such remaining funds to pay distributions and for working capital requirements.


Results of Operations

Interest income on mortgage loans receivable decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the partial payoff of the loan collateralized by the Richton Park Shopping Center in June 1994, the payoff of the loan collateralized by the property located at 9716-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995. This decrease was partially offset as interest rates on approximately 65% of the mortgage loan receivable portfolio adjusted upward in late 1994 and early 1995 reflecting market conditions.

Interest income on mortgage loan receivables decreased for the year ended December 31, 1994, as compared to the year ended December 31, 1993, as a result of several factors. During 1993, interest rates on approximately 16% of the mortgage receivable portfolio adjusted downward reflecting the market conditions. Additionally, interest income on mortgage receivables decreased in 1994 due to the payoffs of the Kirchoff Road and Richmond/Belle Plaine loans in January and August 1993, respectively and the partial payoff of the Richton Park Shopping Center loan in June 1994.

Interest on short-term investments increased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, as repayment proceeds were temporarily invested.

Other income for the year ended December 31, 1993 includes a $2,644 prepayment penalty on the payoff of the Richmond/Belle Plaine loan. In 1995, the Partnership received $6,219 of late charge income.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is due to decreases in mortgage servicing fees and data processing expense.

General and administrative expenses to non-affiliates decreased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to decreases in the Illinois Replacement Tax.


Inflation

The Partnership's right to additional interest in connection with certain mortgage notes as described in Note (4) of the Notes to Financial Statements, (Item 8 of this Annual Report) is intended to provide a hedge against the impact of inflation. To date, the operations of the Partnership have not been significantly affected by inflation.

Item 8.  Financial Statements and Supplementary Data


                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page

Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1995 and 1994.............................  10

  Statements of Operations, for the years ended
    December 31, 1995, 1994 and 1993.....................................  11

  Statements of Partners' Capital, for the years ended
    December 31, 1995, 1994 and 1993.....................................  12

  Statements of Cash Flows, for the years ended
    December 31, 1995, 1994 and 1993.....................................  13

  Notes to Financial Statements..........................................  14



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



1549-71 Sherman, Evanston, Illinois:

  Report of Independent Certified Public Accountants*
  Statement of Operating Income and Expenses for the year ended
    December 31, 1995*
  Notes to Statement of Operating Income and Expenses for the year ended
    December 31, 1995*

  * The Partnership will subsequently file these reports on or before May 15, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Partners of Inland Mortgage
  Investors Fund, L.P. - II

We have audited the financial statements of Inland Mortgage Investors Fund, L.P. - II listed in the index on page 8 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. - II as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                            COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 25, 1996

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                                Balance  Sheets

                          December 31, 1995 and 1994

                                    Assets
                                    ------
                                                       1995         1994
                                                   -----------   -----------
Cash and cash equivalents (Note 1)................ $   251,654       239,469
Accrued interest receivable.......................      30,569        51,224
Mortgage loans receivable (Note 4)................   3,378,455     3,628,829
                                                   -----------   -----------
    Total assets.................................. $ 3,660,678     3,919,522
                                                   ===========   ===========


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $       859           451
  Due to affiliates (Note 3)......................       3,778           200
  Unearned income (Note 1)........................       5,745         7,458
                                                   -----------   -----------
    Total liabilities.............................      10,382         8,109
                                                   -----------   -----------

Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     246,371       233,589
    Supplemental Capital Contribution.............      23,562        15,451
    Supplemental distributions to Limited Partners     (23,562)      (15,451)
    Cumulative cash distributions.................    (240,740)     (232,176)
                                                   -----------   -----------
                                                         6,131         1,913
                                                   -----------   -----------
  Limited Partners:
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,106,764     4,788,301
    Supplemental Capital Contributions from
      General Partner.............................      23,562        15,451
    Cumulative cash distributions.................  (9,801,687)   (9,209,778)
                                                   -----------   -----------
                                                     3,644,165     3,909,500
                                                   -----------   -----------
    Total Partners' capital.......................   3,650,296     3,911,413
                                                   -----------   -----------
Total liabilities and Partners' capital........... $ 3,660,678     3,919,522
                                                   ===========   ===========

                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1995, 1994 and 1993

                                          1995          1994          1993
                                        --------      --------      --------
Income:
  Interest and fees on mortgage
    loans receivable (Note 4).......    $367,939       390,302       461,319
  Interest on investments...........      23,117        17,199        14,305
  Other income......................       6,219          -            2,656
                                        --------      --------      --------
                                         397,275       407,501       478,280
                                        --------      --------      --------
Expenses:
  Professional services to
    Affiliates......................      14,209        15,901        13,613
  Professional services to
    non-affiliates..................      20,687        20,688        19,931
  General and administrative
    to Affiliates...................      25,355        27,042        27,043
  General and administrative
    to non-affiliates...............       5,779         5,919         7,146
                                        --------      --------      --------
                                          66,030        69,550        67,733
                                        --------      --------      --------
Net income..........................    $331,245       337,951       410,547
                                        ========      ========      ========
Net income allocated to (Note 2):
  General Partner..................     $ 12,782        10,149        21,332
  Limited Partners..................     318,463       327,802       389,215
                                        --------      --------      --------
Net income..........................    $331,245       337,951       410,547
                                        ========      ========      ========

Net income allocated to the one
  General Partner Unit..............    $ 12,782        10,149        21,332
                                        ========      ========      ========

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  18,776.32.........................    $  16.96         17.46         20.73
                                        ========      ========      ========

                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                        Statements of Partners' Capital

             For the years ended December 31, 1995, 1994 and 1993

                                        General      Limited
                                        Partner      Partners       Total
                                        --------    ----------    ----------
Balance at January 1, 1993..........    $  8,372     5,313,772     5,322,144

Net income..........................      21,332       389,215       410,547
Distributions to Partners
  ($52.87 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................     (22,618)     (992,737)   (1,015,355)
                                        --------    ----------    ----------
Balance at December 31, 1993........       7,086     4,710,250     4,717,336

Net income..........................      10,149       327,802       337,951
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -           15,451        15,451
Distributions to Partners
  ($60.93 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................     (15,322)   (1,144,003)   (1,159,325)
                                        --------    ----------    ----------
Balance at December 31, 1994........       1,913     3,909,500     3,911,413

Net income..........................      12,782       318,463       331,245
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -            8,111         8,111
Distributions to Partners
  ($31.52 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................      (8,564)     (591,909)     (600,473)
                                        --------    ----------    ----------
Balance at December 31, 1995........    $  6,131     3,644,165     3,650,296
                                        ========    ==========    ==========

                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1995, 1994 and 1993

                                          1995         1994          1993
                                        --------    ----------    ----------
Cash flows from operating activities:
  Net income........................    $331,245       337,951       410,547
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Unearned income.................      (1,713)          498        (1,287)
    Changes in assets and liabilities:
      Accrued interest receivable...      20,655       (15,484)       48,348
      Accounts payable..............         408           (16)          467
      Due to Affiliates.............       3,578          (450)       (1,025)
                                        --------    ----------    ----------
Net cash provided by operating
  activities........................     354,173       322,499       457,050
                                        --------    ----------    ----------
Cash flows from investing activities:
  Principal payments collected (net)     750,374       776,545     4,619,855
  Principal payments on participations
    and underlying mortgages........    (500,000)         -       (4,063,441)
                                        --------    ----------    ----------
Net cash provided by investing
  activities........................     250,374       776,545       556,414
                                        --------    ----------    ----------

Cash flows from financing activities:
  Supplemental Capital Contribution.       8,111        15,451          -
  Distributions paid................    (600,473)   (1,159,325)   (1,015,355)
                                        --------    ----------    ----------
Net cash used in financing
  activities........................    (592,362)   (1,143,874)   (1,015,355)
                                        --------    ----------    ----------

Net increase (decrease) in cash
  and cash equivalents..............      12,185       (44,830)       (1,891)
Cash and cash equivalents at
  beginning of year.................     239,469       284,299       286,190
                                        --------    ----------    ----------
Cash and cash equivalents at end of
  year..............................    $251,654       239,469       284,299
                                        ========    ==========    ==========

                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1995, 1994 and 1993



(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund, L.P.-II (the "Partnership"), was formed on December 24, 1986, pursuant to the Delaware Revised Uniform Limited Partnership Act to make or acquire loans collateralized by mortgages on improved, income producing properties. On February 10, 1987, the Partnership commenced an offering of 40,000 Limited Partnership Units ("Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, which does not include the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

Loan assumption fees received are deferred as unearned income and amortized over the remaining life of the related loan.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates fair value due to the short maturity of those instruments.

The Partnership sells participations in mortgage receivables which may yield the Partnership a return which is greater than the return based on the stated interest rate of the instrument. The differential between the stated rate and the interest rate paid to the participant is recognized as income over the term of the mortgage loan.

Interest income on mortgage loans receivable is accrued when earned. The accrual of interest, on loans that are in default, is discontinued when, in the opinion of the General Partner, the borrower has not complied with loan work-out arrangements. Once a loan has been placed on a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The Partnership intends to pursue collection of all amounts currently due from the borrowers.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies.

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at December 31, 1995 approximates their carrying value.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                      1995                       1994
                             -----------------------     --------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------    ---------     ---------   --------
Total assets................ $3,660,678    3,660,678     3,919,522   3,919,522

Partners' capital:
  General Partner...........      6,131       10,988         1,913      10,988
  Limited Partners..........  3,644,165    3,639,308     3,909,500   3,900,425

Net income (loss):
  General Partner...........     12,782          621        10,149        (130)
  Limited Partners..........    318,463      330,624       327,802     338,081

Net income per Limited
  Partnership Unit..........      16.96        17.61         17.46       18.01


The net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding of 18,776.32.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(2) Partnership Agreement

The Partnership Agreement defines the distribution of Operating Cash Flow. Such Operating Cash Flow will be distributed 90% to the Limited Partners and 10% to the General Partner. Of the 10% of Operating Cash Flow allocated to the General Partner, one-half shall be subordinated to the Limited Partners' receipt of a Cumulative Preferred Return of 11% per annum. Distributions of Loan Repayment Proceeds will be distributed first to the Limited Partners in proportion to their Participating Percentages until they have received an amount equal to their Invested Capital plus any deficiency in the Cumulative Preferred Return. Thereafter, any remaining Repayment Proceeds which are available for distribution will be distributed 90% to the Limited Partners and 10% to the General Partner.

The General Partner will be allocated net operating profits in an amount equal to the greater of 1% of net operating profits or the amount of the General Partner's distributive share of Operating Cash Flow, with the balance of such net operating profits allocated to the Limited Partners. The General Partner will be allocated net operating profits from repayments in an amount equal to the General Partner's distributive share of Repayment Proceeds, with the balance of such net operating profits allocated to the Limited Partners. Net operating losses will be allocated 1% to the General Partner and 99% to the Limited Partners.

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in the professional services to Affiliates and general and administrative expenses to Affiliates, of which $3,778 and $200 remained unpaid at December 31, 1995 and 1994, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $9,325 in 1995, $10,325 in 1994 and $11,564 in 1993 have been incurred and paid to the subsidiary of the General Partner and are included in the Partnership's general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at December 31, 1995 is $23,562, all of which has been received from the General Partner.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

(4) Mortgage Loans Receivable

Mortgage loans receivable are collateralized principally by first mortgages and wrap mortgages on multi-family residential properties located in Chicago, Illinois or its surrounding metropolitan area, except for the Evanston, Illinois loan which is collateralized by a multi-use retail and office building and the Richton Park, Illinois loan which is collateralized by a shopping mall. As additional collateral, the Partnership holds assignments of rents and leases or personal guarantees of the borrowers. Generally, the mortgage notes are payable in equal monthly installments based on 20 or 30 year amortization periods.

Mortgage loans receivable consist of the following:


                                                                                                Monthly          Balance at
                            Interest                      Balloon                               P & I            December 31,
                            Rate at       Maturity          at                                 Payments     ----------------------
  Property Location         12/31/95        Date         Maturity        Prepayment             (net)          1995        1994
- ------------------------    --------      -------        --------        ----------            --------     ----------   ---------
1549-71 Sherman and    (A)  10.620%       October        $1,579,079       60 days notice       $ 16,337      $1,614,531   1,632,274
   627 Grove, Evanston                     1997                           & 3% penalty

3900 Cornelia/         (B)   9.310%       October           268,899       At any time             2,477         280,235     283,748
3508-10 Springfield,                       1998                           without penalty
   Chicago

7409-13 Seeley,        (C)   9.380%       November          418,875       60 days notice          3,815         434,975     440,297
   Chicago                                 1998                           & 3% penalty

Richton Park Plaza,    (D)  10.120%       January           320,832       At any time             2,930         327,772     329,659
   Richton Park                            1999                           without penalty

1881, 1885, 1889       (E)  10.900%       March             522,253       60 days notice          5,349         546,485     552,194
Edgebrook, Chicago                         2000                           & 3% penalty

9716-18 and 9806-12    (F)   9.750%          -                 -                 -                 -               -        200,000
Mayline Avenue, Richmond

7432 Washington,       (F)  10.000%       July              174,457       At any time             1,454         174,457     190,657
   Forest Park                             2001                           without penalty                    ----------  ----------
                                                                                                             $3,378,455   3,628,829
                                                                                                             ==========  ==========

                      INLAND MORTGAGE INVESTORS FUND, L.P.-II
                              (a limited partnership)

                           Notes to Financial Statements
                                    (continued)


(A) On March 24, 1989, in accordance with a pre-existing agreement, the Partnership amended its Participation Agreements with Inland Mortgage Corporation (IMC), a subsidiary of the General Partner, and an unaffiliated third party participant in the loans collateralized by the Sherman and Grove properties. The Partnership repurchased all of IMC's interest of $135,000 to resell this interest to the unaffiliated third party participant. Upon completion of the transaction the third party's total interest in the $2,700,000 original loan amount was $985,000.

    Terms of the November 1988 Participation Agreement were modified so that the entire $985,000 participating interest earned interest at 11.55% per annum through December 1989. On January 1, 1990 and each succeeding January 1, the interest rate adjusts to 2.82% over the yield of one-year U.S. Treasury Bills, with a cap of 13.75% and a floor of 8.75% per annum. The installments were interest only until February 1990 and currently consist of principal and interest (based on a 25 year amortization) with the final installment due in October 1997.

(B) In August 1991, the loan collateralized by the property at 3900 Cornelia and 3510 Springfield was assumed by another borrower. The terms of the loan were not changed by the assumption and the Partnership's approval of the new borrower was required prior to the assumption. The Partnership received a fee of 1% of the outstanding loan balance in connection with the assumption which is being amortized and recognized as income over the remaining term of the loan.

(C) In November 1988, the Partnership purchased this loan from Inland Mortgage Corporation, a subsidiary of the General Partner. The cost of the loan was $467,556, including the principal balance of $463,500 and accrued interest of $4,056. This loan currently bears interest at the rate of 9.380% per annum and adjusts annually to 3.75% above the One Year Treasury Constant Maturity Average.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(D) On May 23, 1989, the Partnership purchased a $1,095,000 interest in a first mortgage loan funded originally on behalf of the Partnership by Inland Mortgage Corporation (IMC), a subsidiary of the General Partner. The loan was in the amount of $2,600,000 and was collateralized by a first mortgage on the Richton Park Plaza Shopping Mall. The initial interest rate on the loan was 11.21% and adjusted annually to 3% over the One Year Treasury Constant Maturity Average beginning in January 1990. Payments adjusted annually with the interest rate. The loan matured on January 1, 1994, at which time the Partnership extended the maturity date of the loan. On June 30, 1994 the Partnership modified the loan and received $735,827 in principal and accrued interest, as a result of the partial payoff of this loan. Under the loan modification, the remaining principal balance of $330,402 is collateralized by a second mortgage on the property and requires principal and interest payments at the rate of 10% per annum with a final balloon payment due January 1, 1999. The interest rate adjusts annually on January 1st to three points over the One Year Treasury Constant Maturity Average. The borrower has paid a $3,300 extension fee to the Partnership.

(E) The loan was funded in March 1990 for $566,160 and bears an interest rate which adjusts annually after the fifth loan year to a rate equal to 3.5% over the Federal Home Loan Bank 11th District Cost of Funds.

    The Partnership had not received any payments on the $522,194 loan collateralized by the properties at 1881, 1885 and 1889 Edgebrook since August 1994. As a result of the default and negotiations with the borrower, an affiliate of the General Partner began managing the properties during October 1994. Monthly principal and interest payments on the loan were $5,349. During 1995, a subsidiary of the General Partner obtained a deed in lieu of foreclosure, brought the loan current and assumed responsibility for future payments.

(F) In June 1992, the Partnership funded two $700,000 loans to refinance existing mortgages owed to an Affiliate of the General Partner and sold a $500,000 interest in each of the loans to Inland Mortgage Investors Fund III, L.P. ("Participant"), which is another publicly registered partnership sponsored by the General Partner. Therefore, the net funds invested by the Partnership in each of the loans was $200,000. The loans have a fixed interest rate and require monthly payments of interest only. The Partnership will receive its percentage share of all such payments.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


    In November 1994, the borrower on the loan collateralized by the property located at 7432 Washington made a partial paydown on the mortgage. The Partnership received $9,343, its proportionate share of the total paydown.

    During 1995, the borrower on the loan collateralized by the property located at 7432 Washington made additional partial paydowns on the mortgage. The Partnership received $16,200, its proportionate share of the total paydowns.

    In July 1995, the loan collateralized by the property located at 9716-18 and 9806-12 Mayline was prepaid by the borrower. The Partnership received $200,704, its proportionate share of the total prepayment.


(5) Subsequent Events

In January 1996, the Partnership paid a distribution of $154,589, of which $150,371 was distributed to Limited Partners, including $8,237 of repayment proceeds, $62,000 of original working capital reserve and $80,134 of operating cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1995.



                                   PART III


Item 10. Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real property, and make and acquire loans collateralized by mortgages on improved, income producing multi-family residential properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-offered real estate limited partnerships syndicated by Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 10 and 11 of the Prospectus, incorporated herein by reference.

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Cynthia M. Hassett.........  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 52) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was also Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the President of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 25 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized reference book for the management of residential properties.

Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. He served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Illinois Benedictine College. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees. He also serves as the Chairman of the Illinois Speaker of the House of Representatives Club, and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease last year, and on June 9, he received the 1995 March of Dimes Birth Defects Foundation Life Achievement Award.

    ROBERT H. BAUM (age 52) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, as well as a member of several bar associations. Mr. Baum has been admitted to practice before the Supreme Courts of the United States and the State of Illinois, as well as the bars of several federal courts of appeals and federal district courts. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 52) joined Inland in 1968. Mr. Cosenza, is a director, Vice Chairman and Chief Executive Officer of the Inland Group Inc.
Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of five persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. Mr. Cosenza received his B.A. degree from Northeastern Illinois University and his M.S. degree from Northern Illinois University. From 1967 to 1968, Mr. Cosenza taught at the LaGrange School District in Hodgkins, and from 1968 to 1972, he served as Assistant Principal and teacher in the Wheeling School District. He has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute. Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and part owner of American National Bank of DuPage and Burbank State Bank, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace.

    ROBERT D. PARKS (age 52) joined Inland in 1968. He is Director of The Inland Group, Inc. and is President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and is Director of Inland Securities Corporation. Mr. Parks is responsible for the ongoing administration of existing partnerships, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all limited partnership interests nationwide and has overall responsibility for the portfolio management of all partnership investments and investor relations. Mr. Parks received his B.A. degree from Northeastern Illinois University and M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and a licensed real estate broker. He is a member of the Real Estate Investment Association and a member of the board of NAREIT.

    CATHERINE L. LYNCH (age 37) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 51) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 38) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds. Mr. Zalatoris is a graduate of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 43) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate salesperson, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 46) joined Inland in 1972 and is currently President of Inland Mortgage Servicing Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $612 million. She previously supervised the origination, processing and underwriting of single-family mortgages, and she packaged and sold mortgages to secondary markets. Ms. Panico's other primary duties at Inland have included coordinating collection procedures and overseeing the default analysis and resolution process. Ms. Panico received her B.A. in Business and Communication from Northern Illinois University in 1972.

    RAYMOND E. PETERSEN (age 56) joined Inland in 1981. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation, where he is President. For the six years prior to joining Inland, Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state license as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove.

    PAUL J. WHEELER (age 43) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc. and President of Inland Securities Corporation, Inland's broker/dealer. Mr. Wheeler received his B.A. degree in Economics from DePauw University and an M.B.A. in Finance/Accounting from Northwestern University. Mr. Wheeler is a Certified Public Accountant, a licensed real estate broker and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and is a Vice President of Inland Real Estate Investment Corporation. Ms. Hassett is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 38) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, as described under the caption "Cash Distributions" and a share of profits or losses as described under the caption "Allocation of Profits and Losses" of the Prospectus.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8 and 9, "Conflicts of Interest" at pages 10 and 11 of the Prospectus and at pages A-9 through A-17 of the Partnership Agreement, included as an exhibit to the Prospectus, which is hereby incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1995, costs relating to such services were $30,239, of which $3,778 was unpaid at December 31, 1995.

A subsidiary of the General Partner earned mortgage servicing fees of $9,325 in 1995, in connection with servicing the Partnership's mortgage loans receivable.

Item 12. Security Ownership of Certain Beneficial Owners and Management


(a) The Liquidity Plan (page 19 of the Prospectus of the Partnership dated February 10, 1987, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1995:


                                 Amount and Nature
                                   of Beneficial             Percent
    Title of Class                   Ownership               of Class
    --------------               -----------------         ------------

    Limited Partnership          4,814.63 Units, Directly     25.64%
     Units


(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1994:

                                 Amount and Nature
                                   of Beneficial             Percent
    Title of Class                   Ownership               of Class
    --------------               -----------------         -------------

    Limited Partnership          One Unit Directly         Less than 1%
     Units

    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate of its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above and Note (3) of the Notes to Financial Statements (Item 8 of this Annual Report).

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


    (a) The Financial Statements listed in the index on page 8 of this Annual Report are filed as part of this Annual Report.

    (b)  Exhibits. The following documents are filed as part of this Report:

         3 Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership, included as Exhibits A and B to the Prospectus dated February 10, 1987, as supplemented, are incorporated herein by reference thereto.

         28 Prospectus dated February 10, 1987, as supplemented, included in post-effective Amendment No. 2 to Form S-11 Registration Statement, File No. 33-11110, is incorporated herein by reference thereto.

    (c)  Financial Statement Schedules:

         All schedules have been omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

    (d)  Reports on Form 8-K

         None

No Annual Report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996



                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 28, 1996



                            By:   Cynthia M. Hassett
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 28, 1996



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 28, 1996



                            By:   Robert H. Baum
                                  Director
                            Date: March 28, 1996