Form 10-K/A
period 1995-12-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1996-05-15
CIK 808434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                      No. 1

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

 Item 8.  Financial Statements and Supplementary Data


   Reports not filed with Form 10-K:   financial statements of the underlying
   operating properties for each mortgage which exceed 20% of total assets.


                                      INDEX                             PAGE
                                      -----                             ----

 1549-71 Sherman, Evanston, Illinois:

   Independent Auditor's Report.....................................     3

   Statement of Operating Income and Expenses for the year ended
     December 31, 1995..............................................     4

   Notes to Statement of Operating Income and Expenses for the year
     ended December 31, 1995........................................     5

LOGO
     Wolf & Company LLP
      Certified Public Accountants




                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Owner and Management
Sherman Avenue Property
1549-71 Sherman
Evanston, Illinois


We have audited the accompanying statement of operating income and expenses of the SHERMAN AVENUE PROPERTY (1549-71 SHERMAN) for the year ended December 31, 1995. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of operations of the Sherman Avenue Property for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                    /s/ Wolf & Company LLP


Oak Brook, Illinois
May 9, 1996

                            SHERMAN AVENUE PROPERTY
                                1549-71 SHERMAN
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                     For the Year Ended December 31, 1995



Operating revenues:
 Rental income                                                         $613,324
 Reimbursement of real estate taxes and insurance                         1,551
                                                                       --------
                                                                        614,875
                                                                       --------
Operating expenses:
 Office expense                                                           2,216
 Real estate taxes (Note 4)                                             129,535
 Depreciation                                                            84,368
 Management fees (Note 2)                                                29,827
 Leasing commissions                                                      1,505
 Utilities                                                               75,135
 Cleaning, maintenance and decorating                                    26,846
 Repairs                                                                  1,973
 Insurance                                                                5,758
 Advertising                                                                 93
 Legal                                                                       35
 Other operating expenses                                                 1,651
                                                                       --------
                                                                        358,942
                                                                       --------
  Operating income                                                      255,933
                                                                       --------
Other income (expense):
 Interest expense (Note 3)                                             (267,987)
 Other income                                                             6,412
 Amortization of loan costs                                              (7,115)
                                                                       --------
                                                                       (268,690)
                                                                       --------
  Net loss                                                             $(12,757)
                                                                       ========

                            SHERMAN AVENUE PROPERTY
                                1549-71 SHERMAN
                          NOTES TO FINANCIAL STATEMENT
                          ----------------------------



1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Description of Property - The property consists of rental real estate which includes retail and office space in Evanston, Illinois. At December 31, 1995, there were a total of 32 rentable units.

     Description of Reporting Entity - The property is owned by an individual. As the income or loss from the property's operations is included in the individual's income tax return, no provision for income taxes is included herein. Only income and expenses directly arising from the property's operations are included in this financial statement.

     Property and Depreciation - Building and improvements have been capitalized at cost and are being depreciated on a straight-line basis over useful lives of ten to forty years. Personal property is being depreciated on a straight-line basis over a useful life of seven years.

     Leasing Commissions - Commissions paid to secure tenant leases are being amortized on a straight-line basis over the term of each lease.

     Financing Costs - One-time charges paid to secure the mortgage are amortized on a straight-line basis over the 10 year term of the mortgage.

     Rent Abatements - Rent abatements allowed tenants are being amortized on a straight-line basis over the term of each lease, in order to recognize income ratably over the lease term.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

2.   Related Party Transactions
     --------------------------

     A tenant of the property provides management services to the property. Fees are five percent of rent collections and totalled $29,827 in 1995. Rental income from the management company in 1995 totalled $13,560.

3.   Interest Expense
     ----------------

     The property secures a mortgage with an outstanding balance of $2,528,799 at December 31, 1995. Interest payments totaling $267,987 were made for 1995. The note will be adjusted to bear interest at 3.5% over the yield of one-year U.S. Treasury Bills with a cap and floor of 14.5% and 9.5% per annum, respectively.

                            SHERMAN AVENUE PROPERTY
                                1549-71 SHERMAN
                          NOTES TO FINANCIAL STATEMENT
                          ----------------------------



4.   Real Estate Taxes
     -----------------

     Real estate taxes are paid by the property owner, with the exception of the property located at 1571 Sherman Avenue. The tenant of this space is responsible for 100% of those real estate taxes, which approximated $78,500 for 1995.

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

                             INLAND MORTGAGE INVESTORS FUND, L.P.-II
                             Inland Real Estate Investment Corporation
                             General Partner

                                   /S/ ROBERT D. PARKS

                             By:   Robert D. Parks
                                   Chairman of the Board
                                   and Chief Executive Officer
                             Date: May 13, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             By: Inland Real Estate Investment Corporation General Partner

                                   /S/ ROBERT D. PARKS

                             By:   Robert D. Parks
                                   Chairman of the Board
                                   and Chief Executive Officer
                             Date: May 13, 1996

                                   /S/ MARK ZALATORIS

                             By:   Mark Zalatoris
                                   Vice President
                             Date: May 13, 1996

                                   /S/ CYNTHIA M. HASSETT

                             By:   Cynthia M. Hassett
                                   Principal Financial Officer
                                   and Principal Accounting Officer
                             Date: May 13, 1996

                                   /S/ DANIEL L. GOODWIN

                             By:   Daniel L. Goodwin
                                   Director
                             Date: May 13, 1996

                                   /S/ ROBERT H. BAUM

                             By:   Robert H. Baum
                                   Director
                             Date: May 13, 1996