Form 10-Q
period 1996-03-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1996-05-15
CIK 808434

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1996

                                     or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

 For the transition period from                    to
                                ------------------    ------------------

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

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                                Balance  Sheets

                     March 31, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------

                                                          1996          1995
                                                      -----------    ----------
Cash and cash equivalents (Note 1)................    $   162,933       251,654
Accrued interest receivable.......................         42,083        30,569
Mortgage loans receivable (Note 3)................      3,373,601     3,378,455
                                                      -----------    ----------

Total assets......................................    $ 3,578,617     3,660,678
                                                      ===========    ==========

                        Liabilities and Partners' Capital
                        ---------------------------------
Liabilities:
  Accounts payable................................    $     8,028           859
  Due to Affiliates (Note 2)......................          7,764         3,778
  Unearned income (Note 1)........................          5,316         5,745
                                                      -----------    ----------
    Total liabilities.............................         21,108        10,382
                                                      -----------    ----------

Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................            500           500
    Cumulative net income.........................        246,989       246,371
    Supplemental Capital Contribution.............         23,562        23,562
    Supplemental distributions to Limited Partners        (23,562)      (23,562)
    Cumulative cash distributions.................       (244,958)     (240,740)
                                                      -----------    ----------
                                                            2,531         6,131
                                                      -----------    ----------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      18,776.32 Units outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............      8,315,526     8,315,526
    Cumulative net income.........................      5,167,948     5,106,764
    Supplemental Capital Contributions from
      General Partner.............................         23,562        23,562
    Cumulative cash distributions.................     (9,952,058)   (9,801,687)
                                                      -----------    ----------
                                                        3,554,978     3,644,165
                                                      -----------    ----------
    Total Partners' capital.......................      3,557,509     3,650,296
                                                      -----------    ----------
Total liabilities and Partners' capital...........    $ 3,578,617     3,660,678
                                                      ===========    ==========

                 See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.-II
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                       1996         1995
                                                      -------     --------
Income:
   Interest and fees on mortgage loans receivable
     (Note 3)......................................  $ 84,506       94,666
   Interest on investments.........................     4,150        5,211
   Other income....................................     2,932         -
                                                     --------      -------
                                                       91,588       99,877
                                                     --------      -------
 Expenses:
   Professional services to Affiliates.............     2,941        4,339
   Professional services to non-affiliates.........    18,000       17,800
   General and administrative expenses to
     Affiliates....................................     7,458        6,718
   General and administrative expenses to
     non-affiliates................................     1,387        1,925
                                                     --------      -------
                                                       29,786       30,782
                                                     --------      -------
 Net income........................................  $ 61,802       69,095
                                                     ========      =======
 Net income allocated to:
   General Partner.................................       618        4,345
   Limited Partners................................    61,184       64,750
                                                     --------      -------
 Net income........................................  $ 61,802       69,095
                                                     ========      =======
 Net income allocated to the one
   General Partner Unit............................  $    618        4,345
                                                     ========      =======
 Net income allocated to Limited Partners per
   Limited Partnership Units of 18,776.32..........  $   3.26         3.45
                                                     ========      =======

                 See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.-II
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                         1996            1995
                                                      ----------       -------
 Cash flows from operating activities:
   Net income......................................   $  61,802         69,095
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Unearned income...............................        (429)          (428)
     Changes in assets and liabilities:
       Accrued interest receivable.................     (11,514)       (31,175)
       Accounts payable............................       7,169          1,130
       Due to Affiliates...........................       3,986          6,940
                                                      ---------       ---------
 Net cash provided by operating activities.........      61,014         45,562
                                                      ---------       ---------
 Cash flows from investing activities:
   Principal payments collected....................       4,854          5,918
                                                      ---------       ---------
 Net cash provided by investing activities.........       4,854          5,918
                                                      ---------       ---------
 Cash flows from financing activities:
   Distributions paid..............................    (154,589)      (104,240)
                                                      ---------       ---------
 Net cash used in financing activities.............    (154,589)      (104,240)
                                                      ---------       ---------
 Net decrease in cash and cash equivalents.........     (88,721)       (52,760)
 Cash and cash equivalents at beginning of period..     251,654        239,469
                                                      ---------       ---------
 Cash and cash equivalents at end of period........   $ 162,933        186,709
                                                      =========       =========

                 See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1996
                                  (unaudited)



Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value due to the short maturity of those instruments.

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

                     INLAND MORTGAGE INVESTORS FUND, L.P.-II
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 Interest income on mortgage loans receivable is accrued when earned. The accrual of interest, on loans that are in default, is discontinued when, in the opinion of the General Partner, the borrower has not complied with loan work-out arrangements. Once a loan has been placed on a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The Partnership intends to pursue collection of all amounts currently due from borrowers.

 The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at March 31, 1996 approximates their carrying value.

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


 (2) Transactions with Affiliates

 The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $7,764 and $3,778 remained unpaid at March 31, 1996 and December 31, 1995, respectively.

                     INLAND MORTGAGE INVESTORS FUND, L.P.-II
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)


 Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage receivables balance of the Partnership. Such fees of $1,774 and $2,447 for the three months ended March 31, 1996 and 1995, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

 The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at March 31, 1996 is $23,562, all of which has been received from the General Partner.


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


 (4) Subsequent Events

 In April 1996, the Partnership paid a distribution of $635,407 to the Limited Partners, which included $557,583 of repayment proceeds and the remainder was net interest income.

 In April 1996, the Partnership received a complete prepayment of the loan collateralized by the properties located at 1881, 1885 and 1889 Edgebrook. Proceeds from the prepayment, including principal, accrued interest and a prepayment penalty totaled $556,220 and were distributed to the Limited Partners in April 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, which does not include the General Partner's contribution of $500 for one Unit. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of March 31, 1996, cumulative distributions to Limited Partners totaled $9,952,058. Mortgage receivables totaling $5,730,780 have been repaid by borrowers, of which $966,160 was re-lent, $4,758,283 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At March 31, 1996, the Partnership had cash and cash equivalents aggregating $162,933, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that these sources are insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At March 31, 1996, the Partnership had six mortgage loans receivable totaling $3,373,601. The maturity dates range from October 1997 to July 2001. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the six remaining mortgage loans receivable range from October 1997 to July 2001. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

Interest income on mortgage loans receivable decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the payoff of the loan collateralized by the property located at 9716-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995. This decrease was partially offset as interest rates on approximately 65% of the mortgage loan receivable portfolio adjusted upward in late 1995 and early 1996 reflecting market conditions.

Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in accounting services required by the Partnership.




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



                             INLAND MORTGAGE INVESTORS FUND, L.P.-II

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


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