Form 10-Q
period 1996-06-30
INLAND MORTGAGE INVESTORS FUND LP II
filed 1996-08-12
CIK 808434

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from___________________to____________________


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


                    N/A
- ----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    --   --

                   INLAND MORTGAGE INVESTORS FUND, L.P.-II
                           (a limited partnership)

                               Balance  Sheets

                     June 30, 1996 and December 31, 1995
                                 (unaudited)



                                   Assets
                                                            1996             1995
                                                            ----             ----
Cash and cash equivalents (Note 1)................      $   183,404         251,654
Accrued interest receivable.......................           30,437          30,569
Mortgage loans receivable (Note 3)................        2,788,818       3,378,455
                                                       ------------     -----------
    Total assets..................................      $ 3,002,659       3,660,678
                                                       ============     ============

                      Liabilities and Partners' Capital
Liabilities:
  Accounts payable................................              150             859
  Due to affiliates (Note 2)......................              625           3,778
  Unearned income (Note 1)........................            4,888           5,745
                                                       ------------     -----------
    Total liabilities.............................            5,663          10,382
                                                       ------------     -----------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................              500             500
    Cumulative net income.........................          247,738         246,371
    Supplemental Capital Contribution.............           23,562          23,562
    Supplemental distributions to Limited Partners          (23,562)        (23,562)
    Cumulative cash distributions.................         (244,958)       (240,740)
                                                       ------------     -----------
                                                              3,280           6,131
                                                       ------------     -----------
Limited Partners:
  Units of $500. Authorized 40,000 Units,
    18,776.32 outstanding (net of
    offering costs of $1,072,632, of which
    $89,040 was paid to Affiliates)...............        8,315,526       8,315,526
  Cumulative net income...........................        5,242,093       5,106,764
  Supplemental Capital Contributions from
    General Partner...............................           23,562          23,562
  Cumulative cash distributions...................      (10,587,465)     (9,801,687)
                                                       ------------     -----------
                                                          2,993,716       3,644,165
                                                       ------------     -----------
  Total Partners' capital.........................        2,996,996       3,650,296
                                                       ------------     -----------
Total liabilities and Partners' capital...........      $ 3,002,659       3,660,678
                                                        ============    ============

               See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND, L.P.-II
                           (a limited partnership)

                           Statements of Operations

          For the three and six months ended June 30, 1996 and 1995
                                 (unaudited)

                                                Three months                  Six months
                                                    ended                        ended
                                                  June 30,                      June 30,
                                                  --------                      --------
                                            1996            1995           1996            1995
                                            ----            ----           ----            ----
Income:
  Interest and fees on mortgage
    loans receivable (Note 3)           $   69,617          94,374         154,123         189,040
  Interest on investments..........          4,965           5,537           9,115          10,748
  Other income.....................         12,956            -             15,888            -
                                        ----------      ----------      ----------      ----------
                                            87,538          99,911         179,126         199,788
                                        ----------      ----------      ----------      ----------

Expenses:
  Professional services to
    Affiliates.....................          2,389           2,788           5,330           7,127
  Professional services to
    non-affiliates.................          3,141           2,885          21,141          20,685
  General and administrative
    expenses to Affiliates.........          4,580           6,127          12,038          12,845
  General and administrative
    expenses to non-affiliates.....          2,534           1,987           3,921           3,912
                                        ----------      ----------      ----------      ----------
                                            12,644          13,787          42,430          44,569
                                        ----------      ----------      ----------      ----------
    Net income.....................     $   74,894          86,124         136,696         155,219
                                        ==========      ==========      ==========      ==========

Net income allocated to:
  General Partner..................            749           4,219           1,367           8,564
  Limited Partners.................         74,145          81,905         135,329         146,655
                                        ----------      ----------      ----------      ----------
    Net income.....................     $   74,894          86,124         136,696         155,219
                                        ==========      ==========      ==========      ==========

Net income allocated to the one
  General Partner Unit.............     $      749           4,219           1,367           8,564
                                        ==========      ==========      ==========      ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 18,776.32...............     $     3.95            4.36            7.21            7.81
                                        ==========      ==========      ==========      ==========





                See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND, L.P.-II
                           (a limited partnership)

                           Statements of Cash Flows

               For the six months ended June 30, 1996 and 1995
                                 (unaudited)


                                                             1996            1995
                                                             ----            ----
Cash flows from operating activities:
  Net income.....................................       $   136,696         155,219
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Changes in assets and liabilities:
    Accrued interest receivable.................                132          19,170
    Accounts payable............................               (709)          2,434
    Due to Affiliates...........................             (3,153)             96
    Unearned income.............................               (857)           (856)
                                                       ------------     -----------
Net cash provided by operating activities.......            132,109         176,063
                                                       ------------     -----------
Cash flows from investing activities:
  Principal payments collected..................            589,637          27,078
                                                       ------------     -----------
Net cash provided by investing activities.......            589,637          27,078
                                                       ------------     -----------
Cash flows from financing activities:
  Distributions paid............................           (789,996)       (198,350)
                                                       ------------     -----------
Net cash used in financing activities...........           (789,996)       (198,350)
                                                       ------------     -----------
Net increase (decrease) in cash and
  cash equivalents..............................            (68,250)          4,791
Cash and cash equivalents at beginning of period            251,654         239,469
                                                       ------------     -----------
Cash and cash equivalents at end of period......        $   183,404         244,260
                                                       ============     ============





               See accompanying notes to financial statements.

                   INLAND MORTGAGE INVESTORS FUND, L.P.-II
                           (a limited partnership)

                        Notes to Financial Statements

                                June 30, 1996
                                 (unaudited)



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

                                June 30, 1996
                                 (unaudited)


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

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at June 30, 1996 approximates their carrying value.

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


(2)     Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $625 and $3,778 remained unpaid at June 30, 1996 and December 31, 1995, respectively.

                   INLAND MORTGAGE INVESTORS FUND, L.P.-II
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)


Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage receivables balance of the Partnership. Such fees of $3,536 and $5,047 for the six months ended June 30, 1996 and 1995, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions is $23,562, all of which has been received from the General Partner.


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

In May and June 1996, the borrower on the loan collateralized by the property located at 7432 Washington made partial paydowns on the mortgage. The Partnership received a total of $29,915, its proportionate share of the total paydowns.


(4)     Subsequent Events

In July 1996, the Partnership paid a distribution of $106,434 to the Limited Partners, which included $38,314 of repayment proceeds and the remainder was net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, which does not include the General Partner's contribution of $500 for one Unit. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of June 30, 1996, cumulative distributions to Limited Partners totaled $10,587,465. Mortgage receivables totaling $6,277,249 have been repaid by borrowers, of which $966,160 was re-lent, $5,304,752 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At June 30, 1996, the Partnership had cash and cash equivalents aggregating $183,404, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that these sources are insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At June 30, 1996, the Partnership had five mortgage loans receivable totaling $2,788,818. The maturity dates range from October 1997 to July 2001. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the five remaining mortgage loans receivable range from October 1997 to July 2001. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

Interest income on mortgage loans receivable decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the payoff of the loan collateralized by the property located at 9716-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995. This decrease was partially offset as interest rates on approximately 65% of the mortgage loan receivable portfolio adjusted upward in late 1995 and early 1996 reflecting market conditions.

Other income for the three and six months ended June 30, 1996 includes late charges collected on mortgage loans receivable and a prepayment penalty received from the payoff of the Edgebrook mortgage loan receivable.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in accounting services required by the Partnership.




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



                INLAND MORTGAGE INVESTORS FUND, L.P.-II

                By:             Inland Real Estate Investment Corporation
                                General Partner


                                /S/ ROBERT D. PARKS

                By:             Robert D. Parks
                                Chairman
                Date:           August 12, 1996


                                /S/ MARK ZALATORIS

                By:             Mark Zalatoris
                                Vice President
                Date:           August 12, 1996


                                /S/ CYNTHIA M. HASSETT

                By:             Cynthia M. Hassett
                                Principal Financial Officer and
                                Principal Accounting Officer
                Date:           August 12, 1996