Form 10-Q
period 1996-09-30
INLAND MORTGAGE INVESTORS FUND LP II
filed 1996-11-13
CIK 808434

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1996

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



       2901 Butterfield Road, Oak Brook, Illinois         60521
        (Address of principal executive office)         (Zip Code)


    Registrant's telephone number, including area code:  630-218-8000


                                 N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  INLAND MORTGAGE INVESTORS FUND, L.P.-II
                          (a limited partnership)

                              Balance  Sheets

                 September 30, 1996 and December 31, 1995
                                (unaudited)

                                  Assets
                                  ------
                                                        1996          1995
                                                        ----          ----
Cash and cash equivalents (Note 1)................ $   159,171       251,654
Accrued interest receivable.......................      30,488        30,569
Mortgage loans receivable (Note 3)................   2,766,494     3,378,455
                                                    ------------  ------------
    Total assets.................................. $ 2,956,153     3,660,678
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................        -              859
  Due to affiliates (Note 2)......................         402         3,778
  Unearned income (Note 1)........................       2,478         5,745
                                                   ------------  ------------
    Total liabilities.............................       2,880        10,382
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     248,365       246,371
    Supplemental Capital Contribution.............      23,562        23,562
    Supplemental distributions to Limited Partners     (23,562)      (23,562)
    Cumulative cash distributions.................    (244,958)     (240,740)
                                                   ------------  ------------
                                                         3,907         6,131
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,304,177     5,106,764
    Supplemental Capital Contributions from
      General Partner.............................      23,562        23,562
    Cumulative cash distributions................. (10,693,899)   (9,801,687)
                                                   ------------  ------------
                                                     2,949,366     3,644,165
                                                   ------------  ------------
    Total Partners' capital.......................   2,953,273     3,650,296
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,956,153     3,660,678
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                        1996       1995       1996      1995
                                        ----       ----       ----      ----
Income:
  Interest and fees on mortgage
    loans receivable (Note 3)...... $  66,153     89,665    220,276    278,705
  Interest on investments..........     4,213      6,794     13,328     17,542
  Other income.....................     3,711       -        19,599       -
                                    ---------- ---------- ---------- ----------
                                       74,077     96,459    253,203    296,247
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,535      3,773      6,865     10,900
  Professional services to
    non-affiliates.................      -          -        21,141     20,685
  General and administrative
    expenses to Affiliates.........     6,924      5,794     18,962     18,639
  General and administrative
    expenses to non-affiliates.....     2,907        980      6,828      4,892
                                    ---------- ---------- ---------- ----------
                                       11,366     10,547     53,796     55,116
                                    ---------- ---------- ---------- ----------
    Net income..................... $  62,711     85,912    199,407    241,131
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       627       -         1,994      8,564
  Limited Partners.................    62,084     85,912    197,413    232,567
                                    ---------- ---------- ---------- ----------
    Net income..................... $  62,711     85,912    199,407    241,131
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     627       -         1,994      8,564
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 18,776.32............... $    3.31       4.58      10.51      12.39
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   199,407       241,131
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................          81         5,842
      Due from Affiliates.........................        -           (6,397)
      Accounts payable............................        (859)           55
      Due to Affiliates...........................      (3,376)        2,250
      Unearned income.............................      (3,267)       (1,285)
                                                   ------------  ------------
Net cash provided by operating activities.........     191,986       241,596
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................     611,961       240,697
                                                   ------------  ------------
Net cash provided by investing activities.........     611,961       240,697
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................    (896,430)     (512,814)
                                                   ------------  ------------
Net cash used in financing activities.............    (896,430)     (512,814)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (92,483)      (30,521)
Cash and cash equivalents at beginning of period..     251,654       239,469
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   159,171       208,948
                                                   ============  =============

Supplemental schedule of non-cash investing and financing activities:

  Supplemental Capital Contribution receivable
    from General Partner.......................... $      -            8,111
                                                   ============  =============

  Accrued distributions payable................... $      -           87,659
                                                   ============  =============







                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)



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

                              September 30, 1996
                                  (unaudited)


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

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at September 30, 1996 approximates their carrying value.

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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $402 and $3,778 remained unpaid at September 30, 1996 and December 31, 1995, respectively.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)

Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage receivables balance of the Partnership. Such fees of $5,269 and $6,872 for the nine months ended September 30, 1996 and 1995, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

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

In May, June and July 1996, the borrower on the loan collateralized by the property located at 7432 Washington made partial paydowns on the mortgage. The Partnership received a total of $43,629, its proportionate share of the total paydowns.

(4) Subsequent Events

In October 1996, the Partnership paid a distribution of $90,518 to the Limited Partners, which included $22,324 of repayment proceeds and the remainder was net interest income.

In October 1996, the Partnership received $16,682 in Supplemental Capital Contributions from the General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, which does not include the General Partner's contribution of $500 for one Unit. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of September 30, 1996, cumulative distributions to Limited Partners totaled $10,693,899. Mortgage receivables totaling $6,315,563 have been repaid by borrowers, of which $966,160 was re-lent, $5,343,066 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At September 30, 1996, the Partnership had cash and cash equivalents aggregating $159,171, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that these sources are insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At September 30, 1996, the Partnership had five mortgage loans receivable totaling $2,766,494. The maturity dates range from October 1997 to July 2001. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the five remaining mortgage loans receivable range from October 1997 to July 2001. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

Interest income on mortgage loans receivable decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to the payoff of the loan collateralized by the property located at 9716-18 and 9806-12 Mayline in July 1995, the prepayment of the loan collateralized by the properties located at 1881, 1885 and 1889 Edgebrook in April 1996 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995 and 1996. This decrease was partially offset as interest rates on approximately 65% of the mortgage loan receivable portfolio adjusted upward in late 1995 and early 1996 reflecting market conditions.

Other income for the three and nine months ended September 30, 1996 includes late charges collected on mortgage loans receivable and a prepayment penalty received from the payoff of the Edgebrook mortgage loan receivable.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to a decrease in accounting services required by the Partnership.



                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            INLAND MORTGAGE INVESTORS FUND, L.P.-II

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996