Form 10-K405
period 1996-12-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1997-03-27
CIK 808434

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

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

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                               TABLE OF CONTENTS



                                   Part I                                 Page
                                   ------                                 ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   3

  Item  4. Submission of Matters to a Vote of Security Holders...........   3


                                    Part II
                                    -------
  Item  5. Market for the Partnership's Limited Partnership Units
           and Related Security Holder Matters...........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   6

  Item  8. Financial Statements and Supplementary Data...................   8

  Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................  20


                                   Part III
                                   --------
  Item 10. Directors and Executive Officers of the Registrant............  20

  Item 11. Executive Compensation........................................  25

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................  26

  Item 13. Certain Relationships and Related Transactions................  26


                                    Part IV
                                    -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...................................................  27


  SIGNATURES.............................................................  28

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

The Partnership is engaged solely in the business of making and acquiring loans collateralized by mortgages on improved, income producing properties in or near Chicago, Illinois. The loans are being serviced by Inland Mortgage Servicing Corporation, a subsidiary of the General Partner. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note (3) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item 2.  Properties

The Partnership owns no real properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 757 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan", page 19 and pages 41-42, respectively, of the Prospectus of the Partnership dated February 10, 1987, which is incorporated herein by reference. At this time, there are no Limited Partners participating in the DRP.

Item 6.  Selected Financial Data

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

              (not covered by Report of Independent Accountants)
                            1996       1995       1994       1993       1992
                            ----       ----       ----       ----       ----
Total assets........... $ 2,952,893  3,660,678  3,919,522  4,725,413  5,332,066
                        =========== ========== ========== ========== ==========

Total income........... $   332,279    397,275    407,501    478,280    828,210
                        =========== ========== ========== ========== ==========

Net income............. $   268,982    331,245    337,951    410,547    754,132
                        =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit......... $     2,690     12,782     10,149     21,332     33,637
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited Partner
  Unit (b)............. $     14.18      16.96      17.46      20.73      38.37
                        =========== ========== ========== ========== ==========

Distributions to Limited
  Partners from:
Operations (c).........     294,272    331,076    375,976    429,753    690,951
Repayment proceeds.....     688,458    260,833    768,027    562,984  2,592,104
                        ----------- ---------- ---------- ---------- ----------
                        $   982,730    591,909  1,144,003    992,737  3,283,055
                        =========== ========== ========== ========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations.............       15.67      17.63      20.02      22.89      36.80
Repayment proceeds.....       36.67      13.89      40.91      29.98     138.05
                        ----------- ---------- ---------- ---------- ----------
                        $     52.34      31.52      60.93      52.87     174.85
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

  (c) This amount represents distributions to the Limited Partners from operations, a portion of which may have been funded by the General Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988 with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of
December 31, 1996 cumulative distributions to Limited Partners totaled $10,784,417. A total of $6,362,921 of mortgage receivables has been repaid by borrowers, of which $966,160 has been reloaned and $5,390,424 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to the working capital reserve.

At December 31, 1996, the Partnership had cash and cash equivalents aggregating $177,482, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is expected to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short term financing.

At December 31, 1996, the Partnership had five mortgage loans receivable totaling $2,741,460. The maturity dates range from October 1997 to July 2001. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the five remaining mortgage loans receivable range from October 1997 to July 2001. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited partners, interest income will decrease accordingly.

Interest and fee income on mortgage loans receivable decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996.

Interest and fee income on mortgage loans receivable decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to the partial payoff of the loan collateralized by the Richton Park Shopping Center in June 1994, the payoff of the loan collateralized by the property located at 9716-18 and 9806-12 Mayline in July 1995 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second and third quarters of 1995. This decrease was partially offset as interest rates on approximately 65% of the mortgage loan receivable portfolio adjusted upward in late 1994 and early 1995 reflecting market conditions.

Interest on short-term investments increased for the year ended December 31, 1995 as compared to the years ended December 31, 1996 and 1994, as repayment proceeds were temporarily invested before being distributed to the Limited Partners.

Other income for the year ended December 31, 1996 includes late charges collected on mortgage loans receivable and a prepayment penalty received from the payoff of the Edgebrook mortgage loan receivable. The partnership received $18,574 and $6,219 of late charge income in 1996 and 1995 respectively.

Professional service expenses to Affiliates decreased for the year ended December 31, 1996, as compared to December 31, 1995, due to a decrease in accounting services required by the Partnership.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to decreases in postage and mortgage servicing fees which were partially offset by an increase in investor service charges.

General and administrative expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to an increase in bank charges and filing fees.

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

Item 8.  Financial Statements and Supplementary Data


                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  10

  Statements of Operations, for the years ended
    December 31, 1996, 1995 and 1994.....................................  11

  Statements of Partners' Capital, for the years ended
    December 31, 1996, 1995 and 1994.....................................  12

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  13

  Notes to Financial Statements..........................................  14



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



1549-71 Sherman, Evanston, Illinois:

  Report of Independent Certified Public Accountants*
  Statement of Operating Income and Expenses for the year ended
    December 31, 1996*
  Notes to Statement of Operating Income and Expenses for the year ended
    December 31, 1996*

  * The Partnership will subsequently file these reports on or before May 15, 1997

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. - II as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                            COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 17, 1997

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1996 and 1995


                                    Assets
                                    ------             1996          1995
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   177,482       251,654
Accrued interest receivable.......................      33,951        30,569
Mortgage loans receivable (Note 4)................   2,741,460     3,378,455
                                                   ------------  ------------
    Total assets.................................. $ 2,952,893     3,660,678
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $      -              859
  Due to affiliates (Note 3)......................       1,690         3,778
  Unearned income (Note 1)........................       2,191         5,745
                                                   ------------  ------------
    Total liabilities.............................       3,881        10,382
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     249,061       246,371
    Supplemental Capital Contribution.............      40,244        23,562
    Supplemental distributions to Limited Partners     (40,244)      (23,562)
    Cumulative cash distributions.................    (244,958)     (240,740)
                                                   ------------  ------------
                                                         4,603         6,131
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,373,056     5,106,764
    Supplemental Capital Contributions from
      General Partner.............................      40,244        23,562
    Cumulative cash distributions................. (10,784,417)   (9,801,687)
                                                   ------------  ------------
                                                     2,944,409     3,644,165
                                                   ------------  ------------
    Total Partners' capital.......................   2,949,012     3,650,296
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,952,893     3,660,678
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994


                                         1996          1995          1994
Income:                                  ----          ----          ----
  Interest and fees on mortgage
    loans receivable (Note 4)....... $   291,605       367,939       390,302
  Interest on investments...........      16,647        23,117        17,199
  Other income......................      24,027         6,219          -
                                     ------------  ------------  ------------
                                         332,279       397,275       407,501
                                     ------------  ------------  ------------
Expenses:
  Professional services to
    Affiliates......................       9,831        14,209        15,901
  Professional services to
    non-affiliates..................      21,142        20,687        20,688
  General and administrative
    to Affiliates...................      24,683        25,355        27,042
  General and administrative
    to non-affiliates...............       7,641         5,779         5,919
                                     ------------  ------------  ------------
                                          63,297        66,030        69,550
                                     ------------  ------------  ------------
Net income.......................... $   268,982       331,245       337,951
                                     ============  ============  ============
Net income allocated to (Note 2):
  General Partner..................  $     2,690        12,782        10,149
  Limited Partners..................     266,292       318,463       327,802
                                     ------------  ------------  ------------
Net income.......................... $   268,982       331,245       337,951
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $     2,690        12,782        10,149
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  18,776.32......................... $     14.18         16.96         17.46
                                     ============  ============  ============








                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994


                                        General      Limited
                                        Partner      Partners       Total
                                     ------------  ------------  ------------
Balance at January 1, 1994.......... $     7,086     4,710,250     4,717,336

Net income..........................      10,149       327,802       337,951
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -           15,451        15,451
Distributions to Partners
  ($60.93 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................     (15,322)   (1,144,003)   (1,159,325)
                                     ------------  ------------  ------------
Balance at December 31, 1994........       1,913     3,909,500     3,911,413

Net income..........................      12,782       318,463       331,245
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -            8,111         8,111
Distributions to Partners
  ($31.52 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................      (8,564)     (591,909)     (600,473)
                                     ------------  ------------  ------------
Balance at December 31, 1995........       6,131     3,644,165     3,650,296

Net income..........................       2,690       266,292       268,982
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -           16,682        16,682
Distributions to Partners
  ($52.34 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................      (4,218)     (982,730)     (986,948)
                                     ------------  ------------  ------------
Balance at December 31, 1996........ $     4,603     2,944,409     2,949,012
                                     ============  ============  ============








                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994



                                         1996          1995          1994
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $   268,982       331,245       337,951
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Unearned income.................      (3,554)       (1,713)          498
    Changes in assets and liabilities:
      Accrued interest receivable...      (3,382)       20,655       (15,484)
      Accounts payable..............        (859)          408           (16)
      Due to Affiliates.............      (2,088)        3,578          (450)
Net cash provided by operating       ------------  ------------  ------------
  activities........................     259,099       354,173       322,499
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected (net)     636,995       750,374       776,545
  Principal payments on participations
    and underlying mortgages........        -         (500,000)         -
Net cash provided by investing       ------------  ------------  ------------
  activities........................     636,995       250,374       776,545
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Supplemental Capital Contribution.      16,682         8,111        15,451
  Distributions paid................    (986,948)     (600,473)   (1,159,325)
Net cash used in financing           ------------  ------------  ------------
  activities........................    (970,266)     (592,362)   (1,143,874)
                                     ------------  ------------  ------------
Net increase (decrease) in cash
  and cash equivalents..............     (74,172)       12,185       (44,830)
Cash and cash equivalents at
  beginning of year.................     251,654       239,469       284,299
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   177,482       251,654       239,469
                                     ============  ============  ============












                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994



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

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Partnership sold participations in mortgage receivables which may yield the Partnership a return which is greater than the return based on the stated interest rate of the instrument. The differential between the stated rate and the interest rate paid to the participant is recognized as income over the term of the mortgage loan.

Interest income on mortgage loans receivable is accrued when earned. The accrual of interest, on loans that are in default, is discontinued when, in the opinion of the General Partner, the borrower has not complied with loan work-out arrangements. Once a loan has been placed on a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The General Partner evaluates the collectibility of the mortgage loans on a quarterly basis. This evaluation includes determining the valuation of the underlying operating property subject to the mortgage. Should a portion of the principal of the mortgage loan be considered unrecoverable either through collection or foreclosure, a provision would be made to reduce the carrying amount of the mortgage loans. The Partnership intends to pursue collection of all amounts currently due from the borrowers.

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

                                       1996                      1995
                             -----------------------   ------------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- -----------   ----------- ------------
Total assets................ $2,952,893   2,952,893     3,660,678    3,660,678

Partners' capital:
  General Partner...........      4,603      10,988         6,131       10,988
  Limited Partners..........  2,944,409   2,938,023     3,644,165    3,639,308

Net income (loss):
  General Partner...........      2,690     (12,464)       12,782          621
  Limited Partners..........    266,292     281,445       318,463      330,624

Net income per Limited
  Partnership Unit..........      14.18       14.99         16.96        17.61


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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in the professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,690 and $3,778 remained unpaid at December 31, 1996 and 1995, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $6,988 in 1996, $9,325 in 1995 and $10,325 in 1994 have been incurred and paid to the subsidiary of the General Partner and are included in the Partnership's general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at December 31, 1996 is $40,244, all of which has been received from the General Partner.

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

Mortgage loans receivable consist of the following:
                                                                              Monthly         Balance at
                            Interest              Balloon                      P & I          December 31,
                            Rate at    Maturity     at                        Payments  -----------------------
  Property Location         12/31/96     Date     Maturity   Prepayment        (net)       1996        1995
----------------------      --------- ---------- ----------- --------------- ---------  ----------- -----------
1549-71 Sherman and    (A)   9.50%    October    $1,572,075  60 days notice  $ 15,124   $1,595,869   1,614,531
   627 Grove, Evanston                 1997                  & 3% penalty

3900 Cornelia/               9.140%   October       268,310  At any time        2,445      276,420     280,235
3508-10 Springfield,                   1998                  without penalty
   Chicago

7409-13 Seeley,        (B)   9.470%   November      418,503  60 days notice     3,841      429,785     434,975
   Chicago                             1998                  & 3% penalty

Richton Park Plaza,    (C)  10.000%   January       317,227  At any time        2,978      324,757     327,772
   Richton Park                        1999                  without penalty

1881, 1885, 1889       (D)  10.900%      -             -     60 days notice      -            -        546,485
Edgebrook, Chicago                                           & 3% penalty

7432 Washington,       (E)  10.000%   July          114,629  At any time          955      114,629     174,457
   Forest Park                         2001                  without penalty            ----------- -----------
                                                                                        $2,741,460   3,378,455
                                                                                        =========== ===========


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

(B) In November 1988, the Partnership purchased this loan from Inland Mortgage Corporation, a subsidiary of the General Partner. The cost of the loan was $467,556, including the principal balance of $463,500 and accrued interest of $4,056. This loan currently bears interest at the rate of 9.470% per annum and adjusts annually to 3.75% above the One Year Treasury Constant Maturity Average.

(C) On May 23, 1989, the Partnership purchased a $1,095,000 interest in a first mortgage loan funded originally on behalf of the Partnership by Inland Mortgage Corporation (IMC), a subsidiary of the General Partner. The loan was in the amount of $2,600,000 and was collateralized by a first mortgage on the Richton Park Plaza Shopping Mall. The initial interest rate on the loan was 11.21% and adjusted annually to 3% over the One Year Treasury Constant Maturity Average beginning in January 1990. Payments adjusted annually with the interest rate. The loan matured on January 1, 1994, at which time the Partnership extended the maturity date of the loan. On June 30, 1994 the Partnership modified the loan and received $735,827 in principal and accrued interest, as a result of the partial payoff of this loan. Under the loan modification, the remaining principal balance of $330,402 is collateralized by a second mortgage on the property and requires principal and interest payments at the rate of 10% per annum with a final balloon payment due January 1, 1999. The interest rate adjusts annually on January 1st to three points over the One Year Treasury Constant Maturity Average. The borrower has paid a $3,300 extension fee to the Partnership.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)



(D) In April 1996, the Partnership received a complete prepayment of the loan collateralized by the properties located at 1881, 1885 and 1889 Edgebrook. Proceeds from the prepayment, including principal, accrued interest and a prepayment penalty totaled $556,220 and were distributed to the Limited Partners in April 1996.

(E) In June 1992, the Partnership funded this $700,000 loan to refinance an existing mortgage owed to an Affiliate of the General Partner and sold a $500,000 interest in the loan to Inland Mortgage Investors Fund III, L.P. ("Participant"), which is another publicly registered partnership sponsored by the General Partner. Therefore, the net funds invested by the Partnership in the loan was $200,000. The loan has a fixed interest rate and requires monthly payments of interest only. The Partnership will receive its percentage share of all such payments.

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

    During 1996, the borrower on the loan collateralized by the property located at 7432 Washington made additional partial paydowns on the mortgage. The Partnership received $59,828, its proportionate share of the total paydowns.


(5) Subsequent Events

In January 1997, the Partnership paid a distribution of $92,835, all of which was distributed to Limited Partners, including $25,034 of repayment proceeds and $67,801 of operating cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



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

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Kelly Tucek................  Assistant Vice President-Partnership Accounting
Cynthia M. Hassett.........  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

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

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1996, costs relating to such services were $27,526, of which $1,690 was unpaid at December 31, 1996.

A subsidiary of the General Partner earned mortgage servicing fees of $6,988 in 1996, in connection with servicing the Partnership's mortgage loans receivable.

Item 12. Security Ownership of Certain Beneficial Owners and Management


(a) The Liquidity Plan (page 19 of the Prospectus of the Partnership dated February 10, 1987, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1996:


                                 Amount and Nature
                                   of Beneficial             Percent
    Title of Class                   Ownership               of Class
    ---------------------        -------------------       ----------
    Limited Partnership          5,401.45 Units, Directly     28.77%
     Units


(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1994:

                                 Amount and Nature
                                   of Beneficial             Percent
    Title of Class                   Ownership               of Class
    ---------------------        ------------------        -------------
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

         27 Financial Data Schedule

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

    (d)  Reports on Form 8-K

         None

No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997