Form 10-Q
period 1997-03-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1997-05-14
CIK 808434

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1997

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

                   March 31, 1997 and December 31, 1996
                                (unaudited)

                                  Assets
                                  ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   179,693       177,482
Accrued interest receivable.......................      32,163        33,951
Mortgage loans receivable (Note 3)................   2,702,819     2,741,460
                                                   ------------  ------------
Total assets......................................   2,914,675     2,952,893
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     8,600          -
  Due to Affiliates (Note 2)......................      11,943         1,690
  Unearned income (Note 1)........................       1,904         2,191
                                                   ------------  ------------
    Total liabilities.............................      22,447         3,881
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     249,397       249,061
    Supplemental Capital Contribution.............      42,721        40,244
    Supplemental distributions to Limited Partners     (42,721)      (40,244)
    Cumulative cash distributions.................    (244,958)     (244,958)
                                                   ------------  ------------
                                                         4,939         4,603
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      18,776.32 Units outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,406,294     5,373,056
    Supplemental Capital Contributions from
      General Partner.............................      42,721        40,244
    Cumulative cash distributions................. (10,877,252)  (10,784,417)
                                                   ------------  ------------
                                                     2,887,289     2,944,409
                                                   ------------  ------------
    Total Partners' capital.......................   2,892,228     2,949,012
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,914,675     2,952,893
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                       1997          1996
Income:                                                ----          ----
  Interest and fees on mortgage loans receivable
    (Note 3)...................................... $    63,088        84,506
  Interest on investments.........................       3,586         4,150
  Other income....................................       4,551         2,932
                                                   ------------  ------------
                                                        71,225        91,588
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       2,371         2,941
  Professional services to non-affiliates.........      18,870        18,000
  General and administrative expenses to
    Affiliates....................................      13,684         7,458
  General and administrative expenses to
    non-affiliates................................       2,726         1,387
                                                   ------------  ------------
                                                        37,651        29,786
                                                   ------------  ------------
Net income........................................ $    33,574        61,802
                                                   ============  ============

Net income allocated to:
  General Partner.................................         336           618
  Limited Partners................................      33,238        61,184
                                                   ------------  ------------
Net income........................................ $    33,574        61,802
                                                   ============  ============

Net income allocated to the one
  General Partner Unit............................ $       336           618
                                                   ============  ============

Net income allocated to Limited Partners per
  Limited Partnership Units of 18,776.32.......... $      1.77          3.26
                                                   ============  ============










                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    33,574        61,802
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Unearned income...............................        (287)         (429)
    Changes in assets and liabilities:
      Accrued interest receivable.................       1,788       (11,514)
      Accounts payable............................       8,600         7,169
      Due to Affiliates...........................      12,730         3,986
                                                   ------------  ------------
Net cash provided by operating activities.........      56,405        61,014
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      38,641         4,854
                                                   ------------  ------------
Net cash provided by investing activities.........      38,641         4,854
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................     (92,835)     (154,589)
                                                   ------------  ------------
Net cash used in financing activities.............     (92,835)     (154,589)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................       2,211       (88,721)
Cash and cash equivalents at beginning of period..     177,482       251,654
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   179,693       162,933
                                                   ============  ============


Supplemental schedule of non-cash investing and financing activities:

Supplemental Capital Contribution receivable...... $     2,477          -
                                                   ============  ============








                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)



Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund, L.P.-II (the "Partnership"), was formed on December 24, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act to make or acquire loans collateralized by mortgages on improved, income producing properties. On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with total sales of 18,776.32 Units, resulting in gross offering proceeds of $9,388,158, not including the General Partner's contribution of $500. All of the holders of these Units were admitted to the Partnership. Inland Real Estate Investment Corporation is the General Partner.

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

                                March 31, 1997
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $14,414 and $1,690 remained unpaid at March 31, 1997 and December 31, 1996, respectively.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage receivables balance of the Partnership. Such fees of $1,654 and $1,774 for the three months ended March 31, 1997 and 1996, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at March 31, 1997 is $42,721, of which $2,477 has not been received from the General Partner as of March 31, 1997 and is included as a reduction of the due to Affiliates balance.


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

In the first quarter 1997, the borrower on the loan collateralized by the property located at 7432 Washington made partial paydowns on the mortgage. The Partnership received a total of $28,029, its proportionate share of the total paydowns.


(4) Subsequent Events

In April 1997, the Partnership paid a distribution of $103,160, all of which was distributed to Limited Partners, including $37,083 of repayment proceeds and $66,077 of operating cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds, which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of March 31, 1997, cumulative distributions to Limited Partners totaled $10,877,252. A total of $6,401,561 of mortgage receivables has been repaid by borrowers, of which $966,160 was reloaned and $5,429,064 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At March 31, 1997, the Partnership had cash and cash equivalents aggregating $179,693, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At March 31, 1997, the Partnership had five mortgage loans receivable totaling $2,702,819. The maturity dates range from October 1997 to July 2001. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

Interest and fee income on mortgage loans receivable decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the the prepayment of the loan collateralized by the properties located at 1881, 1885 and 1889 Edgebrook in April 1996 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996 and first quarter of 1997.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in data processing and investor services.








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



                            INLAND MORTGAGE INVESTORS FUND, L.P.-II

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997