Form 10-Q
period 1997-09-30
INLAND MORTGAGE INVESTORS FUND LP II
filed 1997-11-12
CIK 808434

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 1997

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

                 September 30, 1997 and December 31, 1996
                                (unaudited)

                                  Assets
                                  ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   154,839       177,482
Accrued interest receivable.......................      31,264        33,951
Mortgage loans receivable (Note 3)................   2,685,560     2,741,460
                                                   ------------  ------------
    Total assets.................................. $ 2,871,663     2,952,893
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Due to affiliates (Note 2)...................... $     8,589         1,690
  Unearned income (Note 1)........................       1,331         2,191
                                                   ------------  ------------
    Total liabilities.............................       9,920         3,881
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 4):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     250,654       249,061
    Supplemental Capital Contribution.............      65,108        40,244
    Supplemental distributions to Limited Partners     (65,108)      (40,244)
    Cumulative cash distributions.................    (244,958)     (244,958)
                                                   ------------  ------------
                                                         6,196         4,603
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,530,781     5,373,056
    Supplemental Capital Contributions from
      General Partner.............................      65,108        40,244
    Cumulative cash distributions................. (11,055,868)  (10,784,417)
                                                   ------------  ------------
                                                     2,855,547     2,994,409
                                                   ------------  ------------
    Total Partners' capital.......................   2,861,743     2,949,012
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,871,663     2,952,893
                                                   ============  ============



                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                       1997       1996       1997       1996
Income:                                ----       ----       ----       ----
  Interest and fees on mortgage
    loans receivable (Note 3)...... $  65,948     66,153    198,818    220,276
  Interest on investments..........     3,452      4,213     10,334     13,328
  Other income.....................     3,836      3,711     12,102     19,599
                                    ---------- ---------- ---------- ----------
                                       73,236     74,077    221,254    253,203
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     2,270      1,535      6,014      6,865
  Professional services to
    non-affiliates.................     1,100       -        22,848     21,141
  General and administrative
    expenses to Affiliates.........     7,560      6,924     26,610     18,962
  General and administrative
    expenses to non-affiliates.....     1,537      2,907      6,464      6,828
                                    ---------- ---------- ---------- ----------
                                       12,467     11,366     61,936     53,796
                                    ---------- ---------- ---------- ----------
    Net income..................... $  60,769     62,711    159,318    199,407
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       608        627      1,593      1,994
  Limited Partners.................    60,161     62,084    157,725    197,413
                                    ---------- ---------- ---------- ----------
    Net income..................... $  60,769     62,711    159,318    199,407
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     608        627      1,593      1,994
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 18,776.32............... $    3.24       3.31       8.40      10.51
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   159,318       199,407
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................       2,687            81
      Accounts payable............................        -             (859)
      Due to Affiliates...........................       6,899        (3,376)
      Unearned income.............................        (860)       (3,267)
                                                   ------------  ------------
Net cash provided by operating activities.........     168,044       191,986
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................      55,900       611,961
                                                   ------------  ------------
Net cash provided by investing activities.........      55,900       611,961
                                                   ------------  ------------
Cash flows from financing activities:
  Supplemental capital contribution...............      24,864          -
  Distributions paid..............................    (271,451)     (896,430)
                                                   ------------  ------------
Net cash used in financing activities.............    (246,587)     (896,430)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (22,643)      (92,483)
Cash and cash equivalents at beginning of period..     177,482       251,654
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   154,839       159,171
                                                   ============  ============















                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)



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

                              September 30, 1997
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $8,589 and $1,690 remained unpaid at September 30, 1997 and December 31, 1996, respectively.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


Inland Mortgage Servicing Corporation ("IMSC"), a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage receivables balance of the Partnership. Such fees of $5,041 and $5,269 for the nine months ended September 30, 1997 and 1996, respectively, have been incurred and paid to IMSC and are included in general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at September 30, 1997 is $65,108.


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


(4) Subsequent Events

In October 1997, the Partnership paid a distribution of $63,490, all of which was distributed to Limited Partners, including $9,525 of repayment proceeds and $53,965 of operating cash flow.

In October 1997, the loan collateralized by the property located at 1549-1571 Sherman Avenue matured. The loan term has been extended on a month to month basis to allow the borrower time to proceed with refinancing. In October 1997, Inland Real Estate Investment Corporation, the General Partner, purchased the participating interest in the loan from an unaffiliated third party and has accepted the terms of the month to month extension. All other terms remain the same.

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

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds, which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of September 30, 1997, cumulative distributions to Limited Partners totaled $11,055,868. A total of $6,418,822 of mortgage receivables has been repaid by borrowers, of which $966,160 was reloaned, $5,446,325 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At September 30, 1997, the Partnership had cash and cash equivalents aggregating $154,839, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At September 30, 1997, the Partnership had five mortgage loans receivable totaling $2,685,560. The maturity dates range from October 1997 to July 2001. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

Interest and fee income on mortgage loans receivable decreased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to the prepayment of the loan collateralized by the properties located at 1881, 1885 and 1889 Edgebrook in April 1996 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996 and first quarter of 1997.

Other income decreased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to higher late charges collected in 1996 on mortgage loans receivable and a one time prepayment penalty received from the payoff of the Edgebrook mortgage loan receivable in the second quarter 1996.

General and administrative expenses to Affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to an increase in data processing and investor services.








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



                            INLAND MORTGAGE INVESTORS FUND, L.P.-II

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997