Form 10-K
period 1997-12-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1998-03-18
CIK 808434

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner of the Partnership are set forth in Item 11 below and Note (3) of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.


Item 2.  Properties

The Partnership owns no real properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 756 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan", page 19 and pages 41-42, respectively, of the Prospectus of the Partnership dated February 10, 1987, which is incorporated herein by reference. At this time, there are no Limited Partners contributing to the DRP.

Item 6.  Selected Financial Data

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

              (not covered by Report of Independent Accountants)

                           1997        1996       1995       1994       1993
                           ----        ----       ----       ----       ----
Total assets........... $2,870,059   2,952,893  3,660,678  3,919,522  4,725,413
                        =========== ========== ========== ========== ==========

Total income........... $  292,440     332,279    397,275    407,501    478,280
                        =========== ========== ========== ========== ==========

Net income............. $  228,536     268,982    331,245    337,951    410,547
                        =========== ========== ========== ========== ==========
Net income allocated
  to the one General
  Partner Unit......... $    2,285       2,690     12,782     10,149     21,332
                        =========== ========== ========== ========== ==========
Net income allocated
  per Limited Partner
  Unit (b)............. $    12.05       14.18      16.96      17.46      20.73
                        =========== ========== ========== ========== ==========

Distributions to Limited
  Partners from:
Operations (c).........    266,770     294,272    331,076    375,976    429,753
Repayment proceeds.....     80,934     688,458    260,833    768,027    562,984
                        ----------- ---------- ---------- ---------- ----------
                        $  347,704     982,730    591,909  1,144,003    992,737
                        =========== ========== ========== ========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations.............      14.21       15.67      17.63      20.02      22.89
Repayment proceeds.....       4.31       36.67      13.89      40.91      29.98
                        ----------- ---------- ---------- ---------- ----------
                        $    18.52       52.34      31.52      60.93      52.87
                        =========== ========== ========== ========== ==========

  (a) The above selected financial data should be read in conjunction with the financial statements and related notes and management's discussion (Items 7 and 8) appearing elsewhere in this Annual Report.

  (b) The net income per Unit, basic and diluted, and distributions per Unit are based upon the weighted average number of Units outstanding of 18,776.32.

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

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988 with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of
December 31, 1997 cumulative distributions to Limited Partners totaled $11,132,121. A total of $6,439,636 of mortgage receivables has been repaid by borrowers, of which $966,160 has been reloaned and $5,467,139 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to the working capital reserve.

At December 31, 1997, the Partnership had cash and cash equivalents aggregating $169,895, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is expected to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short term financing.

At December 31, 1997, the Partnership had five mortgage loans receivable totaling $2,664,745. The maturity dates range from October 1997 to July 2001. In October 1997, the loan collateralized by the property located at 1549-1571 Sherman Avenue was extended on a month to month basis to allow the borrower time to proceed with refinancing. In October 1997, Inland Real Estate Investment Corporation, the General Partner, purchased the participating interest in the loan from an unaffiliated third party and has accepted the terms of the month to month extension. All other terms remain the same. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The decrease in interest and fee income on mortgage loans receivable for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, is due to the prepayment of the loan collateralized by the properties located at 1881, 1885 and 1889 Edgebrook in April 1996 and the partial paydowns of the loan collateralized by the property located at 7432 Washington in the second, third and fourth quarters of 1996 and the first and fourth quarters of 1997.

Interest on short-term investments decreased for the year ended December 31, 1997 as compared to the years ended December 31, 1995 and 1996, as repayment proceeds received in 1995 and 1996 were temporarily invested before being distributed to the Limited Partners.

Other income increased for the year ended December 31, 1996, as compared to the years ended December 31, 1997 and 1995 due to higher late charges collected in 1996 on mortgage loans receivable and a one-time prepayment penalty received from the payoff of the Edgebrook mortgage loan receivable in the second quarter of 1996. The partnership received $14,502, $18,574 and $6,219 of late charge income in 1997, 1996 and 1995 respectively.

Professional service expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to a decrease in accounting services required by the Partnership.

The increase in general and administrative expenses to Affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to increases in investor service charges and data processing expense which were partially offset by decreases in mortgage servicing fees.

The decrease in general and administrative expenses to Affiliates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is due to decreases in postage and mortgage servicing fees which were partially offset by an increase in investor service charges.

The increase in general and administrative expenses to non-affiliates for the year ended December 31, 1997, as compared to the year ended December 31, 1996, is due to increases in printing and postage expense which were partially offset by a decrease in bank charges and filing fees.

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

Item 8.  Financial Statements and Supplementary Data


                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................  10

  Statements of Operations, for the years ended
    December 31, 1997, 1996 and 1995.....................................  11

  Statements of Partners' Capital, for the years ended
    December 31, 1997, 1996 and 1995.....................................  12

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995.....................................  13

  Notes to Financial Statements..........................................  14



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



1549-71 Sherman, Evanston, Illinois:

  Report of Independent Certified Public Accountants*
  Statement of Operating Income and Expenses for the year ended
    December 31, 1997*
  Notes to Statement of Operating Income and Expenses for the year ended
    December 31, 1997*

  * The Partnership will subsequently file these reports on or before May 15, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. - II as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                            COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 5, 1998

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1997 and 1996


                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   169,895       177,482
Accrued interest receivable.......................      35,419        33,951
Mortgage loans receivable (Note 4)................   2,664,745     2,741,460
                                                   ------------  ------------
    Total assets.................................. $ 2,870,059     2,952,893
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Due to affiliates (Note 3)...................... $     1,544         1,690
  Unearned income (Note 1)........................       1,044         2,191
                                                   ------------  ------------
    Total liabilities.............................       2,588         3,881
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     251,346       249,061
    Supplemental Capital Contribution.............      77,871        40,244
    Supplemental distributions to Limited Partners     (77,871)      (40,244)
    Cumulative cash distributions.................    (244,958)     (244,958)
                                                   ------------  ------------
                                                         6,888         4,603
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,599,307     5,373,056
    Supplemental Capital Contributions from
      General Partner.............................      77,871        40,244
    Cumulative cash distributions................. (11,132,121)  (10,784,417)
                                                   ------------  ------------
                                                     2,860,583     2,944,409
                                                   ------------  ------------
    Total Partners' capital.......................   2,867,471     2,949,012
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,870,059     2,952,893
                                                   ============  ============



                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995


                                         1997          1996          1995
Income:                                  ----          ----          ----
  Interest and fees on mortgage
    loans receivable (Note 4)....... $   264,013       291,605       367,939
  Interest on investments...........      13,925        16,647        23,117
  Other income......................      14,502        24,027         6,219
                                     ------------  ------------  ------------
                                         292,440       332,279       397,275
                                     ------------  ------------  ------------
Expenses:
  Professional services to
    Affiliates......................       6,574         9,831        14,209
  Professional services to
    non-affiliates..................      23,348        21,142        20,687
  General and administrative
    to Affiliates...................      26,126        24,683        25,355
  General and administrative
    to non-affiliates...............       7,856         7,641         5,779
                                     ------------  ------------  ------------
                                          63,904        63,297        66,030
                                     ------------  ------------  ------------
Net income.......................... $   228,536       268,982       331,245
                                     ============  ============  ============
Net income allocated to (Note 2):
  General Partner..................  $     2,285         2,690        12,782
  Limited Partners..................     226,251       266,292       318,463
                                     ------------  ------------  ------------
Net income.......................... $   228,536       268,982       331,245
                                     ============  ============  ============

Net income allocated to the one
  General Partner Unit.............. $     2,285         2,690        12,782
                                     ============  ============  ============

Net income allocated to Limited
  Partners per weighted average
  Limited Partnership Units of
  18,776.32, basic and diluted...... $     12.05         14.18         16.96
                                     ============  ============  ============








                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)


                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995


                                        General      Limited
                                        Partner      Partners       Total
                                     ------------  ------------  ------------
Balance at January 1, 1995.......... $     1,913     3,909,500     3,911,413

Net income..........................      12,782       318,463       331,245
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -            8,111         8,111
Distributions to Partners
  ($31.52 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................      (8,564)     (591,909)     (600,473)
                                     ------------  ------------  ------------
Balance at December 31, 1995........       6,131     3,644,165     3,650,296

Net income..........................       2,690       266,292       268,982
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -           16,682        16,682
Distributions to Partners
  ($52.34 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................      (4,218)     (982,730)     (986,948)
                                     ------------  ------------  ------------
Balance at December 31, 1996........       4,603     2,944,409     2,949,012

Net income..........................       2,285       226,251       228,536
Supplemental Capital Contributions
  made by the General Partner on
  behalf of the Limited Partners....        -           37,627        37,627
Distributions to Partners
  ($18.52 per Limited Partnership
  Unit based on Units of 18,776.32)
  (Note 2)..........................        -         (347,704)     (347,704)
                                     ------------  ------------  ------------
Balance at December 31, 1997........ $     6,888     2,860,583     2,867,471
                                     ============  ============  ============








                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Cash flows from operating activities:
  Net income........................ $   228,536       268,982       331,245
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable...      (1,468)       (3,382)       20,655
      Accounts payable..............        -             (859)          408
      Due to Affiliates.............        (146)       (2,088)        3,578
      Unearned income...............      (1,147)       (3,554)       (1,713)
 Net cash provided by operating      ------------  ------------  ------------
  activities........................     225,775       259,099       354,173
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected (net)      76,715       636,995       750,374
  Principal payments on participations
    and underlying mortgages........        -             -         (500,000)
Net cash provided by investing       ------------  ------------  ------------
  activities........................      76,715       636,995       250,374
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Supplemental Capital Contribution.      37,627        16,682         8,111
  Distributions paid................    (347,704)     (986,948)     (600,473)
Net cash used in financing           ------------  ------------  ------------
  activities........................    (310,077)     (970,266)     (592,362)
                                     ------------  ------------  ------------
Net increase (decrease) in cash
  and cash equivalents..............      (7,587)      (74,172)       12,185
Cash and cash equivalents at
  beginning of year.................     177,482       251,654       239,469
Cash and cash equivalents at end of  ------------  ------------  ------------
  year.............................. $   169,895       177,482       251,654
                                     ============  ============  ============












                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995



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

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The Partnership believes that the interest rates associated with the mortgage receivable approximate the market interest rates, and as such, the carrying amount of the mortgages receivable approximate their fair value.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                       1997                      1996
                             -----------------------   -----------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- -----------   ----------- -----------
Total assets................ $2,870,059   2,870,059     2,952,893   2,952,893

Partners' capital:
  General Partner...........      6,888      13,274         4,603      10,988
  Limited Partners..........  2,860,583   2,854,197     2,944,409   2,938,023

Net income (loss):
  General Partner...........      2,285     (35,343)        2,690     (12,464)
  Limited Partners..........    226,251     263,877       266,292     281,445

Net income per Limited
  Partnership Unit, basic and
  diluted...................      12.05       14.05         14.18       14.99


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

(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in the professional services to Affiliates and general and administrative expenses to Affiliates, of which $1,544 and $1,690 remained unpaid at December 31, 1997 and 1996, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $6,444 in 1997, $6,988 in 1996 and $9,325 in 1995 have been incurred and paid to the subsidiary of the
General Partner and are included in the Partnership's general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at December 31, 1997 is $77,871, all of which has been received from the General Partner.

                                      INLAND MORTGAGE INVESTORS FUND, L.P.-II
                                              (a limited partnership)

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

Mortgage loans receivable consist of the following:
                                                                                        Monthly              Balance at
                            Interest                   Balloon                           P & I               December 31,
                            Rate at     Maturity         at                             Payments       -----------------------
 Property Location          12/31/97      Date         Maturity    Prepayment            (net)            1997        1996
------------------          ---------  -------------  ----------   -----------------   -----------     ----------- -----------

1549-71 Sherman and    (A)   9.50%     October 1997   $1,572,075   60 days notice      $ 15,130        $1,569,892   1,595,869
   627 Grove, Evanston                  Extended                   & 3% penalty
                                       Month to Month

3900 Cornelia/               9.04%     October           268,245   At any time            2,428           272,149     276,420
3508-10 Springfield,                    1998                       without penalty
   Chicago

7409-13 Seeley,        (B)   9.22%     November          418,274   60 days notice         3,770           424,119     429,785
   Chicago                              1998                       & 3% penalty

Richton Park Plaza,    (C)  10.000%    January           317,205   At any time            2,979           321,328     324,757
   Richton Park                         1999                       without penalty

1881, 1885, 1889       (D)  10.900%       -                 -      60 days notice          -                 -           -
Edgebrook, Chicago                                                 & 3% penalty

7432 Washington,       (E)  10.000%    July               70,400   At any time              644            77,257     114,629
   Forest Park                          2001                       without penalty
                                                                                                       $2,664,745   2,741,460
                                                                                                       =========== ===========















                                                                 -17-


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

    In October 1997, the loan  collateralized  by the property located at 1549-
    1571 Sherman Avenue matured.  The loan term has been extended on a month to month basis to allow the  borrower  time  to  proceed with refinancing.  In
    October  1997,  Inland  Real  Estate  Investment  Corporation,  the General
    Partner,  purchased  the  participating  interest   in  the  loan  from  an
    unaffiliated third party and has accepted  the  terms of the month to month extension.  All other terms remain the same.

(B) In November 1988, the Partnership  purchased this loan from Inland Mortgage
    Corporation, a subsidiary of the General Partner. The cost of the loan was $467,556, including the principal balance of $463,500 and accrued interest of $4,056. This loan currently bears interest at the rate of 9.22% per annum and adjusts annually to 3.75% above the One Year Treasury Constant
    Maturity Average.

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

    The borrower on the  loan  collateralized  by  the property located at 7432
    Washington  made  additional  partial  paydowns   on  the  mortgage.    The
    Partnership received $37,371 $59,828  and  $16,200, its proportionate share of the total paydowns, during 1997, 1996 and 1995, respectively.


(5) Subsequent Events

In January 1998, the Partnership paid a distribution of $87,375, all of which was distributed to Limited Partners, including $20,815 of repayment proceeds and $66,560 of operating cash flow.























Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
         Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1997.



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










    DANIEL L. GOODWIN (age 54)   is  Chairman  of the Board of Directors of The
Inland Group, Inc.,  a  billion-dollar  real  estate and financial organization
located in Oak Brook,  Illinois.    Among  Inland's subsidiaries is the largest
property management firm in  Illinois  and  one  of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on  the  Board  of the Illinois State Affordable Housing
Trust Fund for the past 7 years.    He  is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the  National  Multi-Housing  Council.  Recently, Governor
Edgar appointed  him  Chairman  of  the  Housing  Production  Committee for the
Illinois State Affordable Housing Conference.    He  also served as a member of
the Cook County Commissioner's  Economic  Housing Development Committee, and he
was the Chairman of the DuPage County  Affordable Housing Task Force.  The 1992
Catholic  Charities  Award  was  presented  to  Mr.  Goodwin  for  his  work in
addressing affordable housing needs.   The  City  of Hope designated him as the
Man of the Year for the Illinois  construction industry.  In 1989,  the Chicago
Metropolitan  Coalition  on  Aging  presented  Mr.  Goodwin  with  an  award in recognition of his  efforts  in  making  housing  more  affordable to Chicago's
Senior Citizens.  On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter)
presented Mr. Goodwin  with  an  award,  recognizing  The  Inland  Group as the leading corporate provider of transitional  housing  for the homeless people of
DuPage County.  Mr. Goodwin also  serves  as Chairman of New Directions Housing
Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product  of  Chicago-area schools, and obtained his Bachelor's
and Master's Degrees  from  Illinois  Universities.    Following graduation, he
taught for five  years  in  the  Chicago  Public  Schools.    His commitment to
education has continued  through  his  work  with  the Better Boys Foundation's
Pilot  Elementary  School  in  Chicago,  and  the  development  of  the  Inland
Vocational Training  Center  for  the  Handicapped  located  at  Little City in
Palatine, Illinois.   He  personally  established  an  endowment  which funds a
perpetual scholarship program for inner-city  disadvantaged  youth.  In 1990 he received the Northeastern  Illinois  University President's Meritorious Service
Award.  Mr. Goodwin holds a Master's Degree in Education from Northern Illinois
University, and in 1986, he was awarded an Honorary Doctorate from Northeastern
Illinois University College of Education.    More  than 12 years ago, under Mr.
Goodwin's direction, Inland instituted  a  program to educate disabled students about the workplace.  Most  of  these  original  students are still employed at
Inland today, and Inland  continues  as  one  of  the  largest employers of the disabled in DuPage County.  Mr. Goodwin has  served as a member of the Board of
Governors of Illinois State Colleges  and  Universities,  and he is currently a
trustee of Benedictine University.    He  was  elected Chairman of Northeastern
Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age  54)  has  been  with  The  Inland  Group, Inc. and its affiliates since 1968 and is one of  the four original principals.  Mr. Baum is
Vice Chairman and Executive Vice President-General Counsel of The Inland Group,
Inc.  In his  capacity  as  General  Counsel,  Mr.  Baum is responsible for the supervision  of  the  legal  activities  of  The  Inland  Group,  Inc.  and its affiliates.  This responsibility  includes  the  supervision  of The Inland Law
Department and serving as liaison with outside counsel.  Mr. Baum has served as a member  of  the  North  American  Securities  Administrators Association Real
Estate Advisory Committee and as a  member of the Securities Advisory Committee
to the Secretary  of  State  of  Illinois.    He  is  a  member of the American
Corporation Counsel Association and  has  also  been  a  guest lecturer for the
Illinois State Bar Association.   Mr. Baum has been admitted to practice before
the Supreme Court of the United States,  as well as the bars of several federal courts of appeals and federal district  courts  and  the State of Illinois.  He received his B.S. Degree from the  University  of Wisconsin and his J.D. Degree
from Northwestern University School of Law.   Mr. Baum has served as a director
of American National Bank of  DuPage.    Currently,  he serves as a director of
Westbank, and is  a  member  of  the  Governing  Council  of  Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54)  has  been  with  The Inland Group, Inc. and its affiliates since 1968 and is one of  the four original principals.  Mr. Cosenza is a Director  and  Vice  Chairman  of  The  Inland  Group,  Inc. and oversees,
coordinates and directs Inland's  many  enterprises.   In addition, immediately
supervises a staff of eight  persons  who  engage in property acquisition.  Mr.
Cosenza has  been  a  consultant  to  other  real  estate  entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman  of  the  Board of American National Bank of
DuPage, and has  served  on  the  Board  of  Directors  of  Continental Bank of
Oakbrook Terrace.   He  is  presently  Chairman  of  the  Board  of Westbank in
Westchester and Hillside, Illinois.



    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President,  Chairman  and  Chief  Executive   Officer  of  Inland  Real  Estate
Investment Corporation and President,  Chief Executive Officer, Chief Operating
Officer and Affiliated Director of Inland Real Estate Corporation.

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

    CATHERINE L. LYNCH (age 39) joined  Inland  in 1989 and is the Treasurer of
Inland Real  Estate  Investment  Corporation.    Ms.  Lynch  is responsible for
managing the Corporate Accounting  Department.    Prior  to joining Inland, Ms.
Lynch worked in the  field  of  public  accounting  for KPMG Peat Marwick since
1980.    She  received  her  B.S.  degree  in  Accounting  from  Illinois State
University.  Ms. Lynch is  a  Certified  Public  Accountant and a member of the
American  Institute  of  Certified  Public  Accountants  and  the  Illinois CPA
Society.  She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 53)   joined  Inland in 1984 as Director of Investor
Administration  and  currently  serves  as  Senior  Vice President-Investments.
Prior to that, Ms. Matlin spent 11  years with the Chicago Region of the Social
Security Administration of the  United  States  Department  of Health and Human
Services.  As  Senior  Vice  President-Investments,  she directs the day-to-day
internal operations of  the  General  Partner.    Ms.  Matlin received her B.A.
degree from the University of  Illinois.    She is registered with the National
Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland  in 1985 and currently serves as Vice
President of Inland Real  Estate  Investment Corporation.  His responsibilities include the coordination of due  diligence activities by selling broker/dealers and is also involved  with  limited  partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received  a  Bachelors  degree  in  Finance  and  a  Masters degree in
Accounting and Taxation.   He  is  a  Certified  Public  Accountant and holds a
General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age  45)  joined  Inland  in  1985.  Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in
the area of Asset Management.  As  head of the Asset Management Department, she
develops  operating  and   disposition   strategies  for  all  investment-owned
properties.    Ms.  Challenger  received  her  Bachelor's  degree  from  George
Washington University and  her  Master's  from  Virginia  Tech University.  Ms.
Challenger was selected and  served  from  1980-1984 as Presidential Management
Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse  in  government  contracting  and  also served as Senior
Contract Specialist  responsible  for  capital  improvements  in 109 government properties.  Ms. Challenger is  a  licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.


    FRANCES C. PANICO (age 48)    joined  Inland  in  1972 after earning a B.A.
degree from Northern Illinois University in Business and Communication.  She is
currently  President  of  Inland   Mortgage  Servicing  Corporation,  Sr.  Vice
President of Inland Mortgage Investment  Corporation  and Sr. Vice President of
Inland Mortgage  Corporation.    Ms.  Panico  oversees  the  operation  of loan
services, which has a loan  portfolio  in  excess  of  $430  million.  She is a member of the loan committee which approves  loans funded by IMIC and IMC.  She monitors IMIC's assets,  and  is  the  business  person  in  charge of loans in foreclosure. She previously served on the  Board of Directors for Burbank State
Bank and supervised  the  origination,  processing  and underwriting of single-
family mortgages.  Ms. Panico also packaged and sold loans to Freddie Mac.

    RAYMOND E. PETERSEN (age  58)    joined  Inland  in  1981.  Mr. Petersen is
responsible for  the  selection  and  approval  of  all  corporate  and limited partnership financing, as well as  for  the daily supervision of the commercial
lending activity of Inland Mortgage  Corporation    where he is President.  For
the six years prior to  joining  Inland,  Mr.  Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President
and Chief Executive  Officer.    Previously  he  was  also  associated with the
mortgage banking houses of B.B. Cohen  &  Company and Percy Wilson Mortgage and
Finance Corporation.  Mr.  Petersen's  professional  credentials include a B.A.
degree from DePaul University, senior membership in the National Association of
Review  Appraisers,  state  licensed  as  a  real  estate  broker  and licensed securities representative.  Mr. Petersen  was  also  a Director and Chairman of the Asset and Liability Committee  of  American  National Bank of Downers Grove
and is currently a Director of Westbank of Westchester, Illinois.

    PAUL J. WHEELER (age  45)    joined  Inland  in  1982  and is currently the
President of  Inland  Property  Sales,  Inc.,  the  entity  responsible for all
corporately owned  real  estate.    Mr.  Wheeler  received  his  B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University.   Mr.  Wheeler  is  a  Certified Public Accountant and
licensed real estate broker.    For  three  years  prior to joining Inland, Mr.
Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan
& Tyson, Inc.

    KELLY TUCEK (age  35)  joined  Inland  in  1989  and  is  an Assistant Vice
President of Inland Real Estate Investment Corporation.  As of August 1996, Ms.
Tucek is responsible for  the  Investment  Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings.  Prior to joining Inland, Ms.  Tucek was on the audit staff of Coopers
and Lybrand since  1984.    She  received  her  B.A.  Degree  in Accounting and
Computer Science from North Central College.

    VENTON J. CARLSTON (age 40)    joined  Inland  in 1985 and is the Assistant
Controller of Inland Real Estate Investment Corporation where he supervises the
corporate  bookkeeping  staff  and   is  responsible  for  financial  statement
preparation and budgeting for Inland Real Estate Investment Corporation and its
subsidiaries.    Prior  to  joining  Inland,  Mr.  Carlston  was  a partnership
accountant with JMB Realty.   He  received  his  B.S. degree in Accounting from
Southern Illinois University.   Mr.  Carlston  is a Certified Public Accountant
and a member of the Illinois CPA  Society.   He is registered with the National
Association of Securities Dealers, Inc. as a Financial Operations Principal.




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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1997, costs relating to such services were $26,256, of which $1,544 was unpaid at December 31, 1997.

A subsidiary of the General Partner earned mortgage servicing fees of $6,444 in 1997, in connection with servicing the Partnership's mortgage loans receivable.


































Item 12. Security Ownership of Certain Beneficial Owners and Management


(a) The Liquidity Plan (page  19  of  the  Prospectus  of the Partnership dated
    February 10, 1987, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1997:


                                 Amount and Nature
                                   of Beneficial             Percent
    Title of Class                   Ownership               of Class
    --------------               ------------------        ----------
    Limited Partnership          5,401.45 Units, Directly     28.77%
     Units


(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1997:

                                 Amount and Nature
                                   of Beneficial             Percent
    Title of Class                   Ownership               of Class
    --------------               ------------------        ----------
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

    (d)  Reports on Form 8-K

         None

No Annual Report or proxy  material  for  the  year  1997  has been sent to the
Partners of the Partnership.   An  Annual  Report  will be sent to the Partners
subsequent to this  filing  and  the  Partnership  will  furnish copies of such report to the Commission when it is sent to the Partners.






















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

                            INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By:   Inland Real Estate Investment Corporation
                                  General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 16, 1998

                                  /s/ Mark Zalatoris

                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 16, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 16, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 16, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 16, 1998


