Form 10-K/A
period 1997-12-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1998-05-15
CIK 808434

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


                                     INDEX                             PAGE


1549-71 Sherman, Evanston, Illinois:

  Independent Auditor's Report.....................................     3

  Statement of Operating Income and Expenses for the year ended
    December 31, 1997..............................................     4

  Notes to Statement of Operating Income and Expenses for the year
    ended December 31, 1997........................................     5

                         INDEPENDENT AUDITOR'S REPORT



The Owner and Management
Sherman Avenue Property
1549-71 Sherman
Evanston, Illinois


We have audited the accompanying statement of operating income and expenses of the SHERMAN AVENUE PROPERTY (1549-71 SHERMAN) for the year ended December 31, 1997. The financial statement is the responsibility of the Property's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of operations of the Sherman Avenue Property for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                 Wolf & Company LLP


Oak Brook, Illinois
May 5, 1998

                            SHERMAN AVENUE PROPERTY
                                1549-71 SHERMAN
                  STATEMENT OF OPERATING INCOME AND EXPENSES
                     For the Year Ended December 31, 1997


Operating revenues:
  Rental income                                 $  610,714
                                                -----------

Operating expenses:
  Office expense...............................        585
  Real estate taxes (Note 4)...................    145,187
  Depreciation.................................     83,449
  Management fees (Note 2).....................     30,536
  Leasing commissions..........................      2,445
  Utilities....................................     65,073
  Cleaning, maintenance and decorating.........     29,138
  Repairs......................................      7,444
  Insurance....................................      6,019
  Legal........................................        475
  Other operating expenses.....................        783
                                                -----------
                                                   371,134
                                                -----------

    Operating income...........................    239,580
                                                -----------

Other income (expense):
  Interest expense (Note 3)....................   (241,495)
  Late fees....................................    (17,877)
  Bank charges.................................       (717)
  Other income.................................        215
  Amortization of loan costs...................     (7,114)
                                                -----------
                                                  (266,988)
                                                -----------

    Net loss................................... $  (27,408)
                                                ===========



The accompanying notes are an integral part of this financial statement.

                            SHERMAN AVENUE PROPERTY
                                1549-71 SHERMAN
                         NOTES TO FINANCIAL STATEMENT


1.  Summary of Significant Accounting Policies

    Description of Property - The property consists of rental real estate which includes retail and office space in Evanston, Illinois. At December 31, 1997, there were a total of 32 rentable units.

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

2.  Related Party Transactions

    A tenant of the property provides management services to the property. Fees are five percent of rent collections and totaled $30,536 in 1997. Rental income from the management company in 1997 totaled $9,150.

3.  Interest Expense

    The property secures a mortgage with an outstanding balance of $2,449,396 at December 31, 1997. Interest payments totaling $241,495 were made for 1997. The note will be adjusted to bear interest at 3.5% over the yield of one-year U.S. Treasury Bills with a cap and floor of 14.5% and 9.5% per annum, respectively.

4.  Real Estate Taxes

    Real estate taxes are paid by the property owner, with the exception of the property located at 1571 Sherman Avenue. The tenant of this space is responsible for 100% of those real estate taxes, which approximated $81,970 for 1997.

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

                            INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: May 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: May 15, 1998

                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 15, 1998

                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: May 15, 1998

                                  /S/ DANIEL L. GOODWIN

                            By:   Daniel L. Goodwin
                                  Director
                            Date: May 15, 1998

                                  /S/ ROBERT H. BAUM

                            By:   Robert H. Baum
                                  Director
                            Date: May 15, 1998