Form 10-Q
period 1998-03-31
INLAND MORTGAGE INVESTORS FUND LP II
filed 1998-05-15
CIK 808434

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    49,981       169,895
Accrued interest receivable.......................      47,953        35,419
Mortgage loans receivable (Note 3)................   2,649,967     2,664,745
Miscellaneous receivable..........................      96,065          -
                                                   ------------  ------------
Total assets...................................... $ 2,843,966     2,870,059
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     6,256          -
  Due to Affiliates (Note 2)......................       5,431         1,544
  Unearned income (Note 1)........................         757         1,044
                                                   ------------  ------------
Total liabilities.................................      12,444         2,588
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     251,842       251,346
    Supplemental Capital Contribution.............      79,714        77,871
    Supplemental distributions to Limited Partners     (79,714)      (77,871)
    Cumulative cash distributions.................    (244,958)     (244,958)
                                                   ------------  ------------
                                                         7,384         6,888
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      18,776.32 Units outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,648,394     5,599,307
    Supplemental Capital Contributions from
      General Partner.............................      79,714        77,871
    Cumulative cash distributions................. (11,219,496)  (11,132,121)
                                                   ------------  ------------
                                                     2,824,138     2,860,583
                                                   ------------  ------------
Total Partners' capital...........................   2,831,522     2,867,471
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,843,966     2,870,059
                                                   ============  ============

                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                       1998          1997
Income:                                                ----          ----
  Interest and fees on mortgage loans receivable
    (Note 3)...................................... $    64,777        63,088
  Interest on investments.........................       4,147         3,586
  Other income....................................       3,604         4,551
                                                   ------------  ------------
                                                        72,528        71,225
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       1,329         2,371
  Professional services to non-affiliates.........      16,100        18,870
  General and administrative expenses to
    Affiliates....................................       3,161        13,684
  General and administrative expenses to
    non-affiliates................................       2,355         2,726
                                                   ------------  ------------
                                                        22,945        37,651
                                                   ------------  ------------
Net income........................................ $    49,583        33,574
                                                   ============  ============

Net income allocated to:
  General Partner.................................         496           336
  Limited Partners................................      49,087        33,238
                                                   ------------  ------------
Net income........................................ $    49,583        33,574
                                                   ============  ============

Net income allocated to the one
  General Partner Unit............................ $       496           336
                                                   ============  ============

Net income per Unit, basic and diluted, allocated
  to Limited Partners per Limited Partnership
  Units of 18,776.32.............................. $      2.61          1.77
                                                   ============  ============









                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    49,583        33,574
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................     (12,534)        1,788
      Accounts payable............................       6,256         8,600
      Due to Affiliates...........................       3,887        12,730
      Unearned income.............................        (287)         (287)
                                                   ------------  ------------

Net cash provided by operating activities.........      46,905        56,405
                                                   ------------  ------------
Cash flows from investing activities:
  Miscellaneous receivable........................     (96,065)         -
  Principal payments collected....................      14,778        38,641
Net cash provided by (used in) investing           ------------  ------------
    activities....................................     (81,287)       38,641
                                                   ------------  ------------
Cash flows from financing activities:
  Supplemental capital contribution...............       1,843          -
  Distributions paid..............................     (87,375)      (92,835)
                                                   ------------  ------------
Net cash used in financing activities.............     (85,532)      (92,835)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................    (119,914)        2,211
Cash and cash equivalents at beginning of period..     169,895       177,482
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    49,981       179,693
                                                   ============  ============


Supplemental schedule of non-cash investing and financing activities:

Supplemental Capital Contribution receivable...... $      -            2,477
                                                   ============  ============





                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)



Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                                March 31, 1998
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,431 and $1,544 remained unpaid at March 31, 1998 and December 31, 1997, respectively.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivables balance of the Partnership. Such fees of $1,334 and $1,654 for the three months ended March 31, 1998 and 1997, respectively, have been incurred and paid to the subsidiary of the General Partner and are included in the Partnership's general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at March 31, 1998 is $79,714, all of which has been received from the General Partner.


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


(4) Subsequent Events

In April 1998, the Partnership paid a distribution of $79,530, all of which was distributed to Limited Partners, including $14,777 of repayment proceeds, $41,938 of operating cash flow and $22,815 of supplemental capital contribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds, which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of March 31, 1998, cumulative distributions to Limited Partners totaled $11,219,496. A total of $6,454,414 of mortgage receivables has been repaid by borrowers, of which $966,160 was reloaned, $5,481,917 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At March 31, 1998, the Partnership had cash and cash equivalents aggregating $49,981, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is expected to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At March 31, 1998, the Partnership had five mortgage loans receivable totaling $2,649,967. The maturity dates range from October 1997 to July 2001. In October 1997, the loan collateralized by the property located at 1549-1571 Sherman Avenue was extended on a month to month basis to allow the borrower time to proceed with refinancing. In October 1997, Inland Real Estate Investment Corporation, the General Partner, purchased the participating interest in the loan from an unaffiliated third party and has accepted the terms of the month to month extension. All other terms remain the same. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

Interest and fee income on mortgage loans receivable was comparable for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The Partnership recorded an increase in interest income on the loan collateralized by the property located at 1549-71 Sherman/627 Grove, Evanston, Illinois. This increase was partially offset by a decrease in interest income recorded by the Partnership on three other mortgage loans receivable. The interest rate on the mortgage loan receivable collateralized by the property located at 3900 Cornelia/3508-10 Springfield, Chicago, Illinois decreased from 9.14% to 9.04% in September 1997. The interest rate on the mortgage loan receivable collateralized by the property located at 7409-13 Seeley, Chicago, Illinois decreased from 9.47% to 9.22% in October 1997. The Partnership also recorded a decrease in interest income on the mortgage loan receivable collateralized by the property located at 7432 Washington, Forest Park, Illinois due to the partial paydowns throughout 1997 and 1998.

Professional services to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to decreases in legal and accounting services required by the Partnership. Professional services to non-affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in accounting fees.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to a decrease in investor service expenses.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.









                          PART II - Other Information

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