Form 10-Q
period 1998-06-30
INLAND MORTGAGE INVESTORS FUND LP II
filed 1998-08-07
CIK 808434

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                      June 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   514,396       169,895
Accrued interest receivable.......................      21,504        35,419
Mortgage loans receivable (Note 3)................   2,207,305     2,664,745
Miscellaneous receivable..........................      96,065          -
                                                   ------------  ------------
    Total assets.................................. $ 2,839,270     2,870,059
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Due to affiliates (Note 2)......................         738         1,544
  Unearned income (Note 1)........................         470         1,044
                                                   ------------  ------------
    Total liabilities.............................       1,208         2,588
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     252,474       251,346
    Supplemental Capital Contribution.............     102,528        77,871
    Supplemental distributions to Limited Partners    (102,528)      (77,871)
    Cumulative cash distributions.................    (244,958)     (244,958)
                                                   ------------  ------------
                                                         8,016         6,888
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,711,018     5,599,307
    Supplemental Capital Contributions from
      General Partner.............................     102,528        77,871
    Cumulative cash distributions................. (11,299,026)  (11,132,121)
                                                   ------------  ------------
                                                     2,830,046     2,860,583
                                                   ------------  ------------
    Total Partners' capital.......................   2,838,062     2,867,471
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,839,270     2,870,059
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Interest and fees on mortgage
    loans receivable (Note 3)       $  63,735     69,782    128,512    132,870
  Interest on investments..........     4,041      3,296      8,188      6,882
  Other income.....................    10,246      3,715     13,850      8,266
                                    ---------- ---------- ---------- ----------
                                       78,022     76,793    150,550    148,018
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,066      1,373      2,395      3,744
  Professional services to
    non-affiliates.................     5,130      2,878     21,230     21,748
  General and administrative
    expenses to Affiliates.........     6,297      5,366      9,458     19,050
  General and administrative
    expenses to non-affiliates.....     2,273      2,201      4,628      4,927
                                    ---------- ---------- ---------- ----------
                                       14,766     11,818     37,711     49,469
                                    ---------- ---------- ---------- ----------
    Net income..................... $  63,256     64,975    112,839     98,549
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       632        649      1,128        985
  Limited Partners.................    62,624     64,326    111,711     97,564
                                    ---------- ---------- ---------- ----------
    Net income..................... $  63,256     64,975    112,839     98,549
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     632        649      1,128        985
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 18,776.32............... $    3.34       3.43       5.95       5.20
                                    ========== ========== ========== ==========



                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   112,839        98,549
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................      13,915         2,671
      Accounts payable............................        -            1,531
      Due to Affiliates...........................        (806)        2,202
      Unearned income.............................        (574)         (574)
                                                   ------------  ------------
Net cash provided by operating activities.........     125,374       104,379
                                                   ------------  ------------
Cash flows from investing activities:
  Miscellaneous receivables.......................     (96,065)         -
  Principal payments collected....................     457,440        46,376
                                                   ------------  ------------
Net cash provided by investing activities.........     361,375        46,376
                                                   ------------  ------------
Cash flows from financing activities:
  Supplemental capital contribution...............      24,657        21,477
  Distributions paid..............................    (166,905)     (195,995)
                                                   ------------  ------------
Net cash used in financing activities.............    (142,248)     (174,518)
                                                   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents................................     344,501       (23,763)
Cash and cash equivalents at beginning of period..     169,895       177,482
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   514,396       153,719
                                                   ============  ============













                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)



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

                                 June 30, 1998
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $738 and $1,544 remained unpaid at June 30, 1998 and December 31, 1997, respectively.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivables balance of the Partnership. Such fees of $4,026 and $3,361 for the six months ended June 30, 1998 and 1997, respectively, have been incurred and paid to the subsidiary of the General Partner and are included in the Partnership's general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at June 30, 1998 is $102,528, all of which has been received from the General Partner.


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


(4) Subsequent Events

In July 1998, the Partnership paid a distribution of $507,872 all of which was distributed to Limited Partners, including $442,657 of repayment proceeds and $65,215 of operating cash flow contribution.

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

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds, which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of June 30, 1998, cumulative distributions to Limited Partners totaled $11,299,026. A total of $6,468,169 of mortgage receivables has been repaid by borrowers, of which $966,160 was reloaned, $5,495,672 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At June 30, 1998, the Partnership had cash and cash equivalents aggregating $514,396, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is expected to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At June 30, 1998, the Partnership had four mortgage loans receivable totaling $2,207,305. The maturity dates range from October 1997 to July 2001. In October 1997, the loan collateralized by the property located at 1549-1571 Sherman Avenue was extended on a month to month basis to allow the borrower time to proceed with refinancing. In October 1997, Inland Real Estate Investment Corporation, the General Partner, purchased the participating interest in the loan from an unaffiliated third party and has accepted the terms of the month to month extension. All other terms remain the same. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

Interest and fee income on mortgage loans receivable decreased slightly for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997. This is due primarily to the prepayment of the mortgage loan receivable collateralized by the property located at 7409-13 Seeley, Chicago, Illinois and the partial paydowns throughout 1997 and 1998 on the mortgage loan receivable collateralized by the property located at 7432 Washington, Forest Park, Illinois.

The increase in other income for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, is due to an increase in late charge income collected on mortgage loans receivable.

Professional services to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to decreases in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to a decrease in data processing and investor service expenses.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.





                          PART II - Other Information

Items 1 through 6 (b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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



                            INLAND MORTGAGE INVESTORS FUND, L.P.-II

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 6, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: August 6, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 6, 1998