Form 10-Q
period 1998-09-30
INLAND MORTGAGE INVESTORS FUND LP II
filed 1998-11-13
CIK 808434

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998           1997
                                                       ----           ----
Cash and cash equivalents (Note 1)................ $    69,982       169,895
Accrued interest receivable.......................      34,201        35,419
Mortgage loans receivable (Note 3)................   2,190,917     2,664,745
Miscellaneous receivable..........................      96,065          -
                                                   ------------  ------------
    Total assets.................................. $ 2,391,165     2,870,059
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $       500          -
  Due to affiliates (Note 2)......................       5,068         1,544
  Unearned income (Note 1)........................         183         1,044
                                                   ------------  ------------
    Total liabilities.............................       5,751         2,588
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     253,027       251,346
    Supplemental Capital Contribution.............     102,528        77,871
    Supplemental distributions to Limited Partners    (102,528)      (77,871)
    Cumulative cash distributions.................    (244,958)     (244,958)
                                                   ------------  ------------
                                                         8,569         6,888
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000
      Units, 18,776.32 outstanding (net of
      offering costs of $1,072,632, of which
      $89,040 was paid to Affiliates).............   8,315,526     8,315,526
    Cumulative net income.........................   5,765,689     5,599,307
    Supplemental Capital Contributions from
      General Partner.............................     102,528        77,871
    Cumulative cash distributions................. (11,806,898)  (11,132,121)
                                                   ------------  ------------
                                                     2,376,845     2,860,583
                                                   ------------  ------------
    Total Partners' capital.......................   2,385,414     2,867,471
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 2,391,165     2,870,059
                                                   ============  ============


                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
                                       1998       1997       1998       1997
Income:                                ----       ----       ----       ----
  Interest and fees on mortgage
    loans receivable (Note 3)...... $  57,722     65,948    186,234    198,818
  Interest on investments..........     5,061      3,452     13,249     10,334
  Other income.....................     1,152      3,836     15,002     12,102
                                    ---------- ---------- ---------- ----------
                                       63,935     73,236    214,485    221,254
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,672      2,270      4,067      6,014
  Professional services to
    non-affiliates.................       500      1,100     21,730     22,848
  General and administrative
    expenses to Affiliates.........     5,738      7,560     15,196     26,610
  General and administrative
    expenses to non-affiliates.....       801      1,537      5,429      6,464
                                    ---------- ---------- ---------- ----------
                                        8,711     12,467     46,422     61,936
                                    ---------- ---------- ---------- ----------
    Net income..................... $  55,224     60,769    168,063    159,318
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................       553        608      1,681      1,593
  Limited Partners.................    54,671     60,161    166,382    157,725
                                    ---------- ---------- ---------- ----------
    Net income..................... $  55,224     60,769    168,063    159,318
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $     553        608      1,681      1,593
                                    ========== ========== ========== ==========

Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 18,776.32............... $    2.91       3.24       8.86       8.40
                                    ========== ========== ========== ==========



                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $   168,063       159,318
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest receivable.................       1,218         2,687
      Accounts payable............................         500          -
      Due to Affiliates...........................       3,524         6,899
      Unearned income.............................        (861)         (860)
                                                   ------------  ------------
Net cash provided by operating activities.........     172,444       168,044
                                                   ------------  ------------
Cash flows from investing activities:
  Miscellaneous receivables.......................     (96,065)         -
  Principal payments collected....................     473,828        55,900
                                                   ------------  ------------
Net cash provided by investing activities.........     377,763        55,900
                                                   ------------  ------------
Cash flows from financing activities:
  Supplemental capital contribution...............      24,657        24,864
  Distributions paid..............................    (674,777)     (271,451)
                                                   ------------  ------------
Net cash used in financing activities.............    (650,120)     (246,587)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (99,913)      (22,643)
Cash and cash equivalents at beginning of period..     169,895       177,482
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    69,982       154,839
                                                   ============  ============














                See accompanying notes to financial statements.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)



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

                              September 30, 1998
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,068 and $1,544 remained unpaid at September 30, 1998 and December 31, 1997, respectively.

                    INLAND MORTGAGE INVESTORS FUND, L.P.-II
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivables balance of the Partnership. Such fees of $4,774 and $5,041 for the nine months ended September 30, 1998 and 1997, respectively, have been incurred and paid to the subsidiary of the General Partner and are included in the Partnership's general and administrative expenses to Affiliates.

The General Partner is required to make Supplemental Capital Contributions, if necessary, from time to time in sufficient amounts to allow the Partnership to make distributions to the Limited Partners amounting to at least 7% per annum on their Invested Capital. The cumulative amount of such Supplemental Capital Contributions at September 30, 1998 is $102,528, all of which has been received from the General Partner.

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

On May 12, 1998, the loan collateralized by the property located at 7409-13 Seeley, Chicago, Illinois was prepaid by the borrower. The total proceeds received were $428,285, which represented the loan balance, accrued interest and accrued late charges. The proceeds were distributed to the Limited Partners in July 1998.

(4) Subsequent Events

On October  1,  1998,  an  Affiliate  of  the  Partnership  purchased  the loan collateralized by the  property  located  at  7432  Washington  for 100% of its outstanding principal amount including accrued interest. The Partnership received $50,300, its proportionate share of the payoff.

In October 1998, the Partnership paid a distribution of $124,338, all of which was distributed to Limited Partners, including $66,217 of repayment proceeds and $58,121 of operating cash flow contribution.

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

Liquidity and Capital Resources

On February 10, 1987, the Partnership commenced an Offering of 40,000 Limited Partnership Units, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on August 10, 1988, with a total of 18,776.32 Units being sold to the public at $500 per Unit resulting in $9,388,158 gross offering proceeds, which were received by the Partnership, which does not include the General Partner's $500 contribution. The Partnership funded fifteen loans between December 1987 and June 1992 utilizing $8,131,884 of capital proceeds collected, net of participations. As of September 30, 1998, cumulative distributions to Limited Partners totaled $11,806,898. A total of $6,913,464 of mortgage receivables has been repaid by borrowers, of which $966,160 was reloaned, $5,940,967 was repayment proceeds and principal amortization distributed to Limited Partners and $6,337 was added to working capital reserve.

At September 30, 1998, the Partnership had cash and cash equivalents aggregating $69,982, which will be utilized for future distributions to partners and for working capital requirements. The source of future liquidity and distributions is expected to be through cash generated by earnings from the Partnership's mortgage investments and through the repayment of such investments. To the extent that cash flow is insufficient to meet the minimum 7% annualized distribution to investors, as well as any other financial needs, the Partnership may rely on Supplemental Capital Contributions from the General Partner, advances from Affiliates of the General Partner or other short-term financing.

At September 30, 1998, the Partnership had four mortgage loans receivable totaling $2,190,917. The maturity dates range from October 1997 to July 2001.

In October 1997, the loan collateralized by the property located at 1549-1571 Sherman Avenue was extended on a month to month basis to allow the borrower time to proceed with refinancing. In October 1997, Inland Real Estate Investment Corporation, the General Partner, purchased the participating interest in the loan from an unaffiliated third party and has accepted the terms of the month to month extension. All other terms remain the same. As of September 30, 1998, the principal balances of the loan and the participating interest were $2,418,028 and $864,107, respectively.

On October 1, 1998, an Affiliate of the Partnership purchased the loan collateralized by the property located at 7432 Washington for 100% of its outstanding principal amount of $174,400, of which $49,829 is the Partnership's proportionate share. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.


Results of Operations

Interest and fee income on mortgage loans receivable decreased slightly for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997. This is due primarily to the prepayment of the mortgage loan receivable collateralized by the property located at 7409-13 Seeley, Chicago, Illinois and the partial paydowns throughout 1997 and 1998 on the mortgage loan receivable collateralized by the property located at 7432 Washington, Forest Park, Illinois.

The increase in other income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is due to an increase in late charge income collected on mortgage loans receivable.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to decreases in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due primarily to a decrease in data processing and investor service expenses.


Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following two areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Borrowers and Suppliers: The Partnership is in the process of surveying borrowers, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's borrowers or suppliers.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its borrowers is failure to receive mortgage payments which could result in the Partnership being unable to meet cash requirements for monthly expenses.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.




                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

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



                            INLAND MORTGAGE INVESTORS FUND, L.P.-II

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998